Form 10-Q
period 2000-03-31
OTG SOFTWARE INC
filed 2000-05-15
CIK 1101757

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q


(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended March 31, 2000
                                                       --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period ____________to ___________


                        COMMISSION FILE NUMBER 000-29809


                               OTG SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   7372                                         52-1769077
(state or other jurisdiction of            (Primary Standard Industrial                            (IRS Employer
incorporation or organization)              Classification Code Number)                       Identification Number)


                       6701 DEMOCRACY BOULEVARD, SUITE 800
                            BETHESDA, MARYLAND 20817
                                 (301) 897-1400
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ]  NO [X]


      As of April 30, 2000, there were outstanding 25,490,388 shares of OTG Software, Inc. common stock, $0.01 par value per share.



================================================================================

                               OTG SOFTWARE, INC.
                                    Form 10-Q
                      Quarterly Period Ended March 31, 2000

                                Table of Contents



                                                                                             PAGE
                                                                                             ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                           1

               Condensed Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999                                                              1

               Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2000 and 1999                                                  2

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999                                                  3

               Notes to Condensed Consolidated Financial Statements                           4

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                    22

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                             22

Item 2.        Changes in Securities and Use of Proceeds                                     22

Item 3.        Defaults Upon Senior Securities                                               23

Item 4.        Submission of Matters to a Vote of Security Holders                           23

Item 5.        Other Information                                                             23

Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits                                                             23
               (b)      Reports on Form 8-K                                                  24

SIGNATURES                                                                                   24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               OTG SOFTWARE, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                              March 31,         December 31,
                                                                                                2000               1999
                                                                                                ----               ----
                                                                                             (unaudited)
      ASSETS
Current assets
      Cash and cash equivalents                                                             $      70,703      $       2,494
      Accounts receivable, net of allowance of
            $772 and $803, respectively                                                             9,570              7,596
      Prepaid royalties and other current assets                                                    1,445                693
                                                                                            -------------      -------------
            Total current assets                                                                   81,718             10,783
Other assets
      Property and equipment, net                                                                   1,776              1,444
      Other assets, net                                                                               317                362
                                                                                            -------------      -------------
            Total other assets                                                                      2,093              1,806
                                                                                            -------------      -------------
                  Total assets                                                              $      83,811      $      12,589
                                                                                            =============      =============

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
      Accounts payable                                                                      $       2,008      $       1,509
      Accrued bonuses, compensation and benefits                                                    2,311              2,533
      Accrued liabilities                                                                           2,930              1,175
      Accrued interest                                                                                  -              1,327
      Notes payable to banks                                                                            -              5,000
      Current portion of long-term debt                                                                 -             13,803
      Subordinated notes payable-stockholders                                                           -              1,969
      Deferred revenues-other                                                                         399                400
      Deferred revenues-maintenance and licenses                                                    3,722              3,050
                                                                                            -------------      -------------
            Total current liabilities                                                              11,370             30,766
Other liabilities
      Long-term debt, net of current portion                                                          112              3,529
                                                                                            -------------      -------------
            Total other liabilities                                                                   112              3,529
                                                                                            -------------      -------------
                  Total liabilities                                                                11,482             34,295
Commitments and contingencies
Shareholders' equity (deficit)
      Preferred stock, $0.01 par value; 5,000,000 shares
            authorized, none issued -                                                                   -
      Common stock, $0.01 par value; 65,000,000 shares
            authorized, 25,476,188 and 16,314,682 shares
            issued and outstanding, respectively                                                      255                163
      Additional paid-in capital                                                                   99,331              4,081
      Deferred compensation                                                                        (2,347)            (2,557)
      Accumulated deficit                                                                         (23,933)           (22,416)
                                                                                            -------------      -------------
      Total shareholders' equity (deficit) before stock
            subscriptions receivable                                                               73,306            (20,729)
                                                                                            -------------      -------------
                  Less: stock subscriptions receivable                                               (977)              (977)
                                                                                            -------------      -------------
                        Total stockholders' equity (deficit)                                       72,329            (21,706)
                                                                                            -------------      -------------
                              Total liabilities and shareholders' equity (deficit)          $      83,811      $      12,589
                                                                                            =============      =============

See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                                                  Three Months
                                                                                 Ended March 31,
                                                                           2000                    1999
                                                                           ----                    ----
                                                                                   (unaudited)
Revenues
      Software licenses                                                   $6,437                  $3,842
      Services                                                             1,863                   1,592
                                                                          ------                  ------
            Total revenues                                                 8,300                   5,434

Cost of revenues
      Software licenses                                                      241                     249
      Services                                                             1,005                     729
                                                                          ------                  ------
            Total cost of revenues                                         1,246                     978
                                                                          ------                  ------
Gross profit                                                               7,054                   4,456

Operating expenses
      Sales and marketing                                                  3,758                   2,189
      Research and development                                             1,828                   1,306
      General and administrative                                           1,414                     855
                                                                          ------                  ------
            Total operating expenses                                       7,000                   4,350
                                                                          ------                  ------
Income from operations                                                        54                     106

Other income (expense)
      Interest income                                                        201                      10
      Interest expense                                                      (612)                   (490)
                                                                          ------                  ------
            Total other income (expense)                                    (411)                   (480)
                                                                          ------                  ------
Loss before income taxes                                                    (357)                   (374)

Provision for income taxes                                                     -                       -
                                                                          ------                  ------
Net loss                                                                 $  (357)                $  (374)
                                                                          ======                  ======

Net loss per common share
      Basic and Diluted                                                   $(0.02)                $ (0.02)

Shares used for computation
      Basic and Diluted                                                   18,530                  16,315


See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                               2000               1999
                                                                                               ----               ----
                                                                                                      (unaudited)

Cash and cash equivalents at beginning of period                                            $     2,494        $       437
                                                                                            -----------        -----------

Cash flows from operating activities:
Net loss                                                                                           (357)              (374)
      Adjustments to reconcile net income (loss) to cash
            provided by operating activities
                  Depreciation and amortization                                                     233                125
                  Stock compensation expense                                                        210                  -
                  Provision for bad debts and returns                                               243                 74
                  Changes in certain assets and liabilities
                        Accounts receivables, net                                                (2,216)               920
                        Prepaid royalties and other current assets                                 (751)                18
                        Accounts payable and accrued liabilities                                    266                199
                        Deferred revenues                                                           671                204
                                                                                            -----------        -----------
                              Net cash (used for) provided by operating activities               (1,701)             1,166

Cash flows from investing activities
      Purchases of property and equipment                                                          (519)              (147)
                                                                                            -----------        -----------
                              Net cash used for investing activities                               (519)              (147)

Cash flows from financing activities
      Net proceeds from issuance of common stock                                                 88,142                  -
      Repayments on note payable to bank                                                         (5,000)                 -
      Borrowings under long-term debt                                                                 6                  6
      Repayments on long-term debt                                                               (1,761)              (250)
      Repayments of stockholders' notes                                                          (9,798)                 -
      Distributions to stockholders                                                              (1,160)               (45)
                                                                                            -----------        -----------
                              Net cash provided by (used for) financing activities               70,429               (289)
                                                                                            -----------        -----------

Net increase in cash and cash equivalents                                                        68,209                730
                                                                                            -----------        -----------
Cash and cash equivalents at end of period                                                  $    70,703        $     1,167
                                                                                            ===========        ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



1.    Basis of Presentation and Nature of Operations

      The accompanying condensed consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software) and OTG Sales, Inc. (OTG Sales). OTG Software and OTG Sales are collectively referred to as "the Company." The statements have been prepared in accordance with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on December 23, 1999 (SEC File No. 333-93581). The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

      In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

      OTG Software is engaged in the development, production, sale, maintenance and licensing of data storage and document management software products designed for managing information and enhancing productivity. The Company is headquartered in Bethesda, Maryland and sells its products primarily through distributors and resellers. Prior to December 30, 1999, OTG Sales was under common control and majority stock ownership with OTG Software. On December 30, 1999, in connection with the Company's planned IPO (as defined below), the stock of OTG Sales was contributed to OTG Software for no consideration. The combination was accounted for at historical cost. The accompanying financial statements have been retroactively restated to give effect to the combination of the two companies as if the combination occurred prior to January 1, 1997.

      All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Initial Public Offering

      On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.01 par value (Common Stock), in an initial public offering. The transaction generated net proceeds of $86.5 million after direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million), as discussed in Note
8. See also Note 4(a).

3.    Cash Equivalents

      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification at the time of purchase and reevaluates such designations as of each balance sheet date.

        All highly liquid investments purchased within three months of maturity are classified as cash equivalents. These investments are primarily composed of obligations issued by various federal and state governmental agencies. Cash equivalents are stated at amortized cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

4.    Stockholders' Equity (Deficit)

      (a)   Common Stock

      On January 18, 2000, the Company's Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend and recommended to the Company's stockholders the adoption of an Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of Common Stock to 65,000,000. By written consent dated February 17, 2000, the Company's stockholders holding a majority of the shares entitled to vote thereon approved the adoption of the Company's Amended and Restated Certificate of Incorporation. The Company's Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of the State of Delaware on March 9, 2000. All common share, per common share and conversion amounts related to Common Stock, stock options and stock purchase warrants included in the Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

      As discussed in Note 2, on March 10, 2000, the Company issued 5,000,000 shares of Common Stock in the IPO. In addition, in conjunction with the IPO, all of the Company's outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the notes at the time of conversion.

      (b)   Preferred Stock

      The Company's Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock may be issued at the discretion of the Company's Board of Directors in one or more series and on one or more occasions. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as the Company's Board of Directors may determine.

5.    Software Revenue Recognition

      Software license revenues consist of fees for licenses of the Company's software products. The Company sells its software products primarily through distributors and resellers. In some cases, the Company provides extended payment terms to certain distributors and resellers. For arrangements in which payment terms are within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

      Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period, typically one year. Other services revenues are recognized as the related services are being provided.

6.    Net Loss Per Common Share

      Net loss per common share (EPS) is presented on both a basic and diluted basis in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive securities.

      The table below presents the computation of basic and diluted EPS (the amounts presented in table are in thousands, except per share amounts). Because the Company recognized net losses in both periods, the inclusion of incremental shares from the assumed conversion of stock options and warrants into common stock would be anti-dilutive. Therefore, such amounts have not been included.


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                   2000                       1999
                                                                                   ----                       ----
                                                                                              (unaudited)
Net loss:
      Net loss (Basic and Diluted)                                             $        (357)             $        (374)
                                                                               =============              =============

Shares of common stock:
      Weighted average shares of common stock outstanding (Basic)                     18,530                     16,315
      Incremental shares related to outstanding stock options                              -                          -
      Incremental shares related to outstanding warrants                                   -                          -
                                                                               -------------              -------------
      Weighted average equivalent shares of common stock
            outstanding (Diluted)                                                     18,530                     16,315
                                                                               =============              =============

EPS-Basic and Diluted                                                          $       (0.02)             $       (0.02)
                                                                               =============              =============

7.    Stock-Based Compensation

      On January 18, 2000, the Company's Board of Directors adopted, and on February 17, 2000 the Company's stockholders approved, the 2000 Stock Incentive Plan (2000 SIP) and the 2000 Employee Stock Purchase Plan (2000 ESPP). Under the 2000 SIP, 1,000,000 shares of the Company's Common Stock were reserved for issuance as incentive stock options, nonstatutory stock options, awards of unvested common stock and other stock-based awards. The Board of Directors determined that, subsequent to February 17, 2000, no additional awards of stock-based compensation will be granted under the Company's Stock Plan, a stock-based award plan authorized in 1998.

      The 2000 ESPP authorizes the issuance of up to 600,000 shares of the Common Stock to participating employees. Eligible employees are permitted to purchase Common Stock up to 10% of the employee's base pay at a purchase price equal to 85% of the lesser of the closing price of the Common Stock on the first and last days of the offering period, as defined in the 2000 ESPP.

8.    Related Party Transactions

      In March 2000, subsequent to the IPO, the Company made payments totaling $1.2 million to certain current and former stockholders representing reimbursement of income taxes paid by these stockholders when the Company was treated as a Subchapter S entity for income tax purposes. In addition, also in March 2000 and subsequent to the IPO, the Company retired all of its outstanding senior subordinated notes held by certain stockholders. At retirement, the principal amount of these notes was $4.4 million and the related accrued interest was $0.1 million. See also Note 4(a) related to the conversion of all of the Company's outstanding convertible notes held by certain stockholders into shares of the Company's Common Stock.

      Pursuant to an agreement with the Company's principal stockholder, the Company retired promissory notes with an aggregate principal amount of $3.0 million in March 2000. These notes had similar terms, including retirement within 60 days after the closing of the IPO. As mentioned previously, the Company completed an IPO on March 10, 2000.

      On June 9, 1998, the Company purchased from a former stockholder all of his shares for $11.5 million. The Company recorded this transaction as the re-purchase and retirement of treasury stock. The Company paid $6.0 million in cash and issued a note to the former stockholder with a face value of $5.5 million and a 10% rate of interest. The Company recorded the note at its face value, which approximated the fair value of the note at the date of issuance. In January 2000, a principal payment of $1.0 million was made on the note. In late March 2000, the Company retired the note with a final payment of $4.2 million.

      In March 2000, the Company made a bonus compensation payment to a former employee of $0.3 million. The payment was contingent on the Company consummating the IPO.

9.    Segment Information and Related Disclosures

      The Company operates under one business segment providing data storage management and data access solutions products and services. The Company's revenues from foreign countries represented 6% and 5% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

10.   Supplemental Information - Condensed Consolidated Statements of Cash Flows

                                                                             Three Months
                                                                            Ended March 31,
                                                                         2000            1999
                                                                        ------          ------
                                                                              (unaudited)
Cash paid during the period for (in thousands):
      Income taxes                                                      $    3          $    -
      Interest                                                          $  674          $  268

Material non-cash transactions (in thousands):
      Conversion of all outstanding convertible subordinated
            notes payable (including related accrued interest)
            into 4,161,506 shares of Common Stock                       $8,833          $    -

11.   Subsequent Event

      On April 25, 2000, OTG Software acquired xVault, Inc. by means of a reverse triangular merger for consideration consisting of a cash payment of $1.75 million and 160,000 shares of the Company's common stock. xVault is a provider of e-mail solutions to government, business and industry. xVault's products provide organizations with tools to enforce e-mail policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. For accounting purposes the acquisition was treated as a purchase and, accordingly, xVault's results of operations will be included in the Company's Condensed Consolidated Statements of Operations beginning April 26, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on December 23, 1999 (SEC File No. 333-93581) (the "Form S-1"). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in the Company's Form S-1 filing.

      Certain information contained herein should be considered "forward-looking information," which is subject to a number of substantial risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. Such forward-looking statements are made only as of the date of this report. The Company's actual results could differ materially from those contained in forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption "Risk Factors" below. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                    Overview

      OTG Software is a leading provider of online data storage, document management and data access solutions products and services. The Company's software enables organizations to move, store, manage and access data quickly and efficiently over a variety of network architectures, including the World Wide Web and storage area networks (SANs). The Company's software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network. The Company's primary product line is sold under the name "XtenderSolutions."

      Software license revenues consist of fees for licenses of the Company's software products. The Company sells its software products primarily through distributors and resellers. In some cases, the Company provides extended payment terms to certain distributors and resellers. For arrangements in which payment terms are within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

      The Company reaches its customer base and target market through a multi-channel sales and marketing strategy that includes original equipment manufacturers (OEMs) and a network of value-added resellers (VARs) and distributors (collectively referred to as the indirect sales channel). The Company's products and services are also sold through a growing in-house sales force (referred to as the direct sales channel). OEMs either bundle the Company's products with the products they offer or resell the Company's products under their own label. The Company recognizes revenue each time an OEM licenses a copy of its products that incorporates one or more copies of the Company's products. The Company's license agreements with OEMs generally contain no minimum sales requirements and no assurance can be given that any OEMs will either commence or continue licensing the Company's products in the future. Additionally, following the execution of a new license agreement, a significant period of time may lapse before any revenues are generated due to the development work typically associated with such agreements and the time needed for the sales and marketing groups within these OEMs, customers and resellers to become familiar with our products.

      The Company's services revenues consist of fees derived from annual maintenance agreements, consulting and training and other services. Maintenance agreements provide for technical support and minor unspecified product updates for fees based on the number of software licenses purchased and the level of service chosen by the customer. The Company also provides training and consulting services. Consulting services are priced based upon the amount of time worked and the cost of the materials used in providing the services. The Company also offers training and provides classrooms as well as on-site training on a daily fee basis. Training and consulting services revenue typically have lower gross margins than revenues from sales of software licenses and maintenance and support agreements.

      Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period, typically one year. Other services revenues are recognized as the related services are being provided.

                             Growth and New Products

      For the first three months of 2000, the Company's revenues increased 53% compared with the first three months of 1999. The Company's revenues for 1999 represented a 47% increase compared with revenues recognized in 1998 and were more than double revenues for 1997. The Company expects to continue to increase its employee base in support of its expanding operations, particularly in sales and marketing, research and development and infrastructure areas. As of March 31, 2000, the Company had 205 employees compared with 171 and 136 employees as of December 31, 1999 and 1998, respectively.

      On February 18, 2000, the Company introduced a new version of DiskXtender, which enables comprehensive data storage management throughout an enterprise's network. The new product "DiskXtender 2000," allows the Company's existing technology to operate on the Windows 2000 platform.

      During the quarter, the Company announced that Tivoli Systems, Inc. (Tivoli), an IBM subsidiary, had selected DiskXtender 2000 as its Windows NT/2000 solution for Tivoli Space Manager, Tivoli's storage management and data migration product. Under the terms of an OEM agreement, Tivoli will sell DiskXtender worldwide, integrated with Tivoli Space Manager. The Company believes that this relationship will help increase the exposure of the Company's products, particularly to larger, multi-national organizations.

      In April 2000, the Company acquired xVault, Inc., a provider of e-mail solutions to government, business and industry. xVault's products provide organizations with tools to enforce e-mail policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. The Company believes that the technology and workforce acquired as part of this acquisition will result in additional enhancements to the Company's product offerings, particularly eMailXtender.

      The Company continues to increase its international presence. The Company's international sales are primarily generated through indirect sales channels, although the Company has employees in England, Germany and the Netherlands. In March 2000, OTG Software entered into a strategic alliance with Mitsui & Company, a Japanese company and one of the largest conglomerates in the world. One of the key goals of this relationship is to develop a Japanese version of "DiskXtender." Revenues derived from customers located outside of the United States and Canada, most of which are denominated in U.S. dollars, accounted for approximately 6% of the Company total revenues in each of 1999 and 1998. For 1999, the Company's international revenues increased 32% compared with 1998. For the first three months of 2000, the Company's revenues from international sales increased 97.2% to 5.9% of revenues versus 4.6% of revenues for the comparable period in 1999.

                          IPO and Related Transactions

      On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.1 par value per share (Common Stock), in an initial public offering, generating net proceeds of $86.5 million after direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million), as discussed in Note 8 to the Notes to Condensed Consolidated Financial Statements, which are contained in Part I, Item 1 of this report.

      In conjunction with the IPO, all of the Company's outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion, the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the converted notes at the time of conversion.

      The Company intends to use the remaining net proceeds of the IPO for working capital and general corporate purposes as well as in support of advancing strategic objectives, including the acquisition of other businesses, products or technologies that are complementary to our business.









                      (this space intentionally left blank)

RESULTS OF OPERATIONS

      The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I,
Item 1 of this report), comparing results of operations for the three months ended March 31, 2000 with the three months ended March 31, 1999.

      The table below presents the line items included in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues.

                                                               Three Months
                                                              Ended March 31,
                                                        2000                    1999
                                                        ----                    ----
                                                                (unaudited)
Revenues
      Software licenses                                   78%                     71%
      Services                                            22                      29
                                                        ----                    ----
            Total revenues                               100                     100

Cost of revenues
      Software licenses                                    3                       5
      Services                                            12                      13
                                                        ----                    ----
            Total cost of revenues                        15                      18
                                                        ----                    ----
Gross profit                                              85                      82

Operating expenses
      Sales and marketing                                 45                      40
      Research and development                            22                      24
      General and administrative                          17                      16
                                                        ----                    ----
            Total operating expenses                      84                      80
                                                        ----                    ----
Income from operations                                     1                       2

Other income (expense)
      Interest income                                      2                       -
      Interest expense                                    (7)                     (9)
                                                        ----                    ----
            Total other income (expense)                  (5)                     (9)
                                                        ----                    ----

Loss before income taxes                                  (4)                     (7)

Provision for income taxes                                 -                       -
                                                        ----                    ----
Net loss                                                  (4)%                    (7)%
                                                        ====                    ====

Software licenses revenues-Software licenses revenues increased $2.6 million (68%) due primarily to an increase in overall demand for data storage management products, increasing market acceptance of the Company's products, the introduction of new products and continued expansion of sales through the Company's indirect distribution channel.

Services revenues-Services revenues increased $0.3 million (17%) due primarily to increased sales of services and support contracts on sales of software licenses to new customers, an increase in the number of renewals of maintenance contracts by existing customers and, to a lesser extent, increased demand for consulting and training services. See also "Software licenses revenues" above related to changes in services fees revenues as a percentage of total revenues.

Cost of software licenses revenues-Cost of software licenses revenues consists primarily of royalties, media, product manuals and distribution expenses. Although these expenses decreased marginally to $241,000, as a percentage of revenues these costs decreased to 3% for the first quarter of 2000 from 5% for the first quarter of 1999. This decrease resulted from changes in the Company's obligations under certain royalty and license agreements. The gross margins on software license revenues may vary from period to period based on the software license mix as certain of the Company's products have higher royalty rates than others. The gross margin on software license revenues is substantially higher than gross margin on services revenues, reflecting the low materials, packaging and other costs associated with software licenses compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. The Company does not anticipate significant improvements in gross margin on software license revenues.

Cost of services revenues-Cost of services revenues consist primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Cost of services revenues varies based upon the mix of the services performed during a period. These expenses increased $0.3 million (38%) due primarily to an increase in personnel in the Company's customer support, training and consulting organizations, particularly in support of implementation and related services. The gross margins on services revenues may vary from period to period based on the mix of maintenance and technical support, consulting and training services. See also "Cost of software licenses revenues" above.

Sales and marketing expenses-These expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of direct mail, advertising, and other sales and marketing efforts. These expenses increased $1.6 million (72%) attributable primarily to an increase in the number of sales and marketing employees and an overall increase in marketing efforts. In addition, expenses related to incentive programs with channel partners increased approximately $350,000 and stock compensation expense related to the Company's stock-based compensation program increased approximately $130,000. The Company continues to expand its global sales and marketing infrastructure, including its direct sale force, and, accordingly, expects sales and marketing expenses to continue to increase in future periods.

Research and development expenses-These expenses consist primarily of personnel costs and other engineering-related costs associated with the Company's efforts to research, develop, maintain and enhance the Company's existing software product lines and with the development of new products. These expenses increased $0.5 million (40%) due primarily to higher staffing levels in the Company's research and development areas. The Company believes that a significant level of research and development investment is required to remain competitive. The Company expects research and development expenses to increase in future periods.

General and administrative expenses-These expenses include the costs of corporate operations, accounting and finance, legal, human resources and other similar expenses. General and administrative expenses increased $0.6 million (66%) related to increased staffing and expenses associated with enhancing the Company's infrastructure in order to manage and support the Company's continued expansion of its operations and operating as a publicly-held company.

Interest income-The substantial increase is related to an increase in cash and cash equivalents, which increased substantially as a result of the Company's March 2000 IPO.

Interest expense, net-The Company repaid all outstanding balances under its revolving line of credit facility, retired all notes payable to certain stockholders and the Company's senior subordinated notes following its IPO. In addition, in conjunction with the IPO, the Company's convertible subordinated notes were converted into shares of the Company's Common Stock. As of March 31, 2000, the Company had no interest-bearing long-term obligations, with the exception of $112,000 related to certain equipment acquired under a capital lease.

Provision (credit) for income taxes-Primarily as a result of a pre-tax loss for the period, the Company does have an income tax obligation for the first quarter of 2000. In addition, because the Company has a history of operating losses, a valuation allowance has been established for the full value of the net operating loss generated during the period. The Company will reevaluate the appropriateness of this allowance at each balance sheet date.

      The Company was treated as a Subchapter S corporation for federal and state income tax purposes prior to the IPO. Under Subchapter S, the Company's income was allocated and taxable to the Company's stockholders. Accordingly, the Company did not recognize any federal or state income taxes prior to consummation of the IPO. Immediately preceding the consummation of the IPO, the Company elected to terminate its Subchapter S status. Accordingly the Company is currently subject to federal and state income taxes as a Subchapter C corporation. As a result, the Company has adopted SFAS No. 109, "Accounting for Income Taxes." Had the Company been a Subchapter C corporation for the entire three months ended March 31, 2000 and March 31, 1999, the Company would not have recognized a tax obligation or benefit for either period primarily related to the Company experiencing losses for both periods as well as the Company's history of operating losses (a valuation allowance would have been established for the full value of the net operating loss generated in both periods).

Recently issued accounting standards In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Registrants can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not believe that the application of this SAB will have a material impact on the Company's financial statements.

      In October 1997, The American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Subsequently, in March 1998 and December 1998, the AICPA issued SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" (SOP 98-4) and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9), respectively. SOP 98-4 and SOP 98-9 deferred the effective date for application of certain provisions of SOP 97-2 until January 1, 2000, including guidance in 97-2 that limited the definition of vendor specific objective evidence for determining the fair value of various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 not deferred by SOP 98-4 and SOP 98-9 on January 1, 1998 and the remaining provisions of SOP 97-2 on January 1, 2000. The adoption of these accounting policies did not have a material impact on the Company's financial condition or results of operations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material affect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's cash and cash equivalents totaled $70.7 million, representing 84% of total assets. As of March 31, 2000, the Company had no interest-bearing debt outstanding, with the exception of $112,000 related to certain equipment acquired under a capital lease (see "IPO and Related Transactions" above). As of December 31, 1999, the Company had outstanding notes and similar obligations totaling $24.3 million. In 1999, the Company recognized interest expenses totaling $2.1 million related to interest-bearing debt obligations.

      As discussed above, the Company realized net proceeds of $86.5 million (after direct costs of the offering, including $1.7 million of direct costs that were accrued as of March 31, 2000) from the IPO completed on March 10, 2000. As of March 31, 2000, the Company had stockholders' equity of $72.3 million compared with a stockholders' deficit of $(21.7) million as of December 31, 1999. The increase in stockholders' equity reflects the Company's sale of common stock in the IPO and the conversion of the Company's subordinated convertible notes to Common Stock completed in conjunction with the IPO.

      For the three months ended March 31, 2000, net cash used for operating activities was $1.7 million. For the corresponding period in 1999, operating activities provided net cash of $1.2 million. The decrease in cash provided by operating activities is primarily related to an increase in accounts receivable. An increase in prepaid royalties and other current assets, primarily an increase in prepaid insurance, contributed to the decrease in cash flows from operating activities.

      For the three months ended March 31, 2000 and 1999, net cash used for investing activities was $0.5 million and $0.1 million, respectively. The increase reflects an increase in the Company's investment in property and equipment in support of its expanding operations. Although the Company does not currently have any material, specifically identifiable commitments for capital expenditures, the Company expects to continue to invest in property and equipment in the ordinary course of its business as required, particularly in support of the Company's expanding operations and infrastructure needs.

      For the first three months of 2000, cash provided by financing activities was $70.4 million, which reflects proceeds from the IPO offset by repayments of certain obligations (see discussion above under "IPO and Related Transactions"). For the first three months of 1999, cash used in financing activities was $0.3 million related primarily to repayments of certain obligations.

      The Company believes that its current liquidity, defined as cash and cash equivalents and both short-term and long-term investments, combined with anticipated cash flows from operating activities, will satisfy the Company's anticipated working capital and capital expenditures requirements for at least the next twelve months.

RISK FACTORS

      There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could harm our business and our future operating results. References to "we", "us", or "our" below mean OTG Software, Inc.

We may not be able to sustain our current revenue growth rates

      Although our revenues have grown rapidly in recent years, we may not be able to maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as our base of revenue increases. In addition, growing competition, lower-than-expected market acceptance of Windows NT and Windows 2000, or the failure of the market for storage area networks to develop, could also affect our revenue growth.

Our operating results may fluctuate significantly

      Our revenues in any quarter will depend substantially on orders we receive and ship in that quarter. In addition, we typically receive a significant portion of orders during the last month of each quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses in time to compensate for any revenue shortfall. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

      Our operating results have fluctuated in the past, and they are likely to fluctuate significantly in the future. Quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance. Factors that could affect our operating results include:

      - the unpredictability of the timing and level of sales through our indirect sales channels;

      - the timing and magnitude of large orders;

      - changes in the mix of our sales, including the mix between higher margin software licenses and lower margin services;

      - the timing and amount of our marketing, sales and product development expenses;

      - the cost and time required to develop new software products;

      - the introduction, timing and market acceptance of new products introduced by us or our competitors;

      - changes in data storage and networking technology or the introduction of new operating system upgrades, which could require us to modify our products or develop new products;

      - the growth rate of Windows NT;

      - the rate of adoption of Windows 2000;

      - the rate of adoption of storage area networks;

      - pricing policies and distribution terms; and

      - the timing and size of acquisitions.

      In addition, our efforts to expand our software product suite, sales and marketing activities, direct and indirect distribution channels and maintenance and technical support functions and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we anticipate. As a result, we cannot predict our future operating results with any degree of certainty and our operating results may vary significantly from quarter to quarter.

      Fluctuations in our operating results are likely to affect our stock price in a manner that may be unrelated to our long-term operating performance.

Our business depends on the acceptance of Windows NT and Windows 2000 to run computer networks, and a decrease in their rates of acceptance could cause our revenues to decline

      For the foreseeable future, we expect a substantial majority of our revenues to continue to come from sales of our Windows NT-based data storage software products. As a result, we depend on the growing use of Windows NT for computer networks. If the deployment of Windows NT does not increase as we anticipate, or if it decreases, our revenues could decline. In addition, if users do not accept Windows 2000, or if there is a wide acceptance of other existing or new operating systems, our business would suffer.

      Windows 2000 may not gain market acceptance. In addition, users of previous versions of Windows NT may decide to migrate to another operating system due to these delays or improved functionality of another operating system. We have expended significant resources on the development of Windows 2000-compatible versions of our product suite and our future success depends upon sales of this product suite. If users of Windows 2000 networks do not widely adopt and purchase our products, our revenue and business will suffer. Furthermore, if we fail to introduce Windows 2000-compatible versions of our product suite within a short time after the commercial release of Windows 2000, the delay may cause customers to forego purchases of our products and instead purchase those of our competitors.

Our success depends upon the development of the emerging market for storage area networks, and if this market fails to develop, or develops more slowly than we anticipate, or if our products are not widely accepted in this market, our business will suffer

      Our future growth and profitability will depend upon the widespread acceptance of storage area networks as an enterprise-wide data storage method and the acceptance of our products for use in such networks. Accordingly, widespread adoption of storage area networks is critical to our future success. The market for storage area networks has only recently begun to develop and evolve. Because this market is new, it is difficult to predict its potential size or growth rate. Potential customers that have invested substantial resources in their existing data storage management systems may be reluctant or slow to adopt a new approach like storage area networks. Our success in generating revenues in this emerging market will depend, among other things, on our ability to educate potential original equipment manufacturers and system integrators, as well as potential end-users, about the benefits of storage area networks and our data storage management solutions when deployed in the storage area network environment. Furthermore, although we are attempting to position our products as a standard for data storage management on storage area networks, if we are unsuccessful in doing so, competing standards may emerge that will be preferred by original equipment manufacturers, systems integrators or end-users.

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

      We continue to increase the scope of our operations and have grown our headcount substantially. As of June 30, 1998, we had a total of 104 employees, as of December 31, 1998 we had a total of 144 employees, as of December 31, 1999 we had a total of 172 employees and as of March 31, 2000 we had a total of 205 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

      Our future success and our ability to sustain our revenue growth also depend upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our executive officers or key employees, especially Richard A.

Kay, F. William Caple and Ronald W. Kaiser, could adversely affect our business and slow our product development processes. Although we have employment agreements with these executives, these agreements do not obligate them to remain employed by us. We do not have key person life insurance policies covering any of our employees. Furthermore, we must continue to hire large numbers of highly qualified individuals. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

      To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could compromise our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

Our revenues primarily depend on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

      We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. During 1999, 1998 and 1997, sales of our XtenderSolutions products accounted for approximately 72%, 70% and 72% of our total revenues, respectively. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

Our multiple distribution channels are subject to many risks that could adversely affect our sales

      Indirect sales: We expect that a significant portion of our revenues will continue to come from indirect sales. These include sales to original equipment manufacturers that incorporate our data storage management software into systems they sell. We also expect future revenues from distributors and value-added resellers that sell our software, often bundled with their own software or services. We have no control over the shipping dates or volumes of systems our original equipment manufacturers, value-added resellers or distributors ship, and they have no obligation to ship systems incorporating our software. They generally have no minimum sales requirements and can terminate their relationship with us on short notice. We develop customized versions of our products for some of our original equipment manufacturers to be included in their systems software and other products. Developing products for these original equipment manufacturers causes us to divert resources from other activities which are also important to our business. If these versions do not result in substantial revenues, our business and financial results could be adversely affected.

      Direct sales: We have a growing direct sales force to sell our products, especially to large customers. Direct sales involve a number of risks, including:

      - longer sales cycles, typically three to six months;

      - our need to hire, train, retain and motivate our sales force; and

      - the length of time it takes our new sales representatives to begin generating sales.

Our original equipment manufacturers could choose to compete with us or with each other, which could harm our business

      Our original equipment manufacturers, value-added resellers and distributors could choose to develop their own data storage management products and incorporate those products into their systems or product offerings in lieu of our products. In addition, the original equipment manufacturers that we do business with may compete with one another. To the extent that one of our original equipment manufacturer customers views the products we have developed for another original equipment manufacturer as competitive, it may decide to stop doing business with us, which could harm our business.

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products

      Our original equipment manufacturers, value-added resellers, distributors and direct sales force might target the same sales opportunities, which could lead to an inefficient allocation of sales resources. This would result in us marketing similar products to the same end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers, value-added resellers, distributors and other sales channels and result in them being less willing to market our products aggressively.

The market for outsourced data storage software over the Web is new and evolving, and if this market fails to develop, our business could suffer

      Part of our strategy is to offer outsourced data storage software to customers over the Web. In this business model, customers who wish to reduce their in-house hardware and maintenance costs would pay us or a third party using our products to provide metered or leased data storage capacity and management. If this business model does not gain acceptance among potential customers, we will not be able to implement this strategy successfully. The market for electronic outsourced data storage software has only recently begun to emerge and we cannot be sure that it will develop or grow. Among other things, the development of this market could be limited by:

      - concerns over the reliability and security of the Web, especially as a means of moving data that is critical to the customer's business; and

      - customer reluctance to cede control over the hardware and network infrastructure used to store important data and to rely on systems provided by a third party.

      We do not currently provide outsourced data storage services and do not have any significant experience in the market for these services. We are expending significant resources to develop products for this market, and if this market fails to develop, or if we are unable to enter it successfully, we will not realize any return on this investment, and our business may suffer.

If we encounter system failures or other difficulties in providing outsourced data storage services, we could be exposed to liability and our reputation could suffer

      We will depend upon a hardware and networking infrastructure to deliver outsourced data storage capacity to our customers. If this infrastructure fails, or customers otherwise experience difficulties or delays in retrieving data, we could face liability claims from them and our reputation could be damaged. We currently expect that we will not develop the hardware and networking infrastructure ourselves, but rather will contract with third parties, such as Internet service providers and application service providers, to supply these components on our behalf. For this reason, we will be dependent on the performance of the systems deployed and maintained by these parties, whom we will not control. In some cases, we might contract directly with the customer to provide the outsourced services; in other cases, we might act as a reseller for application service providers, Internet service providers or others. In either case, we would expect to include contractual provisions limiting our liability to the customer for system failures and delays, but we cannot be sure that these limits will be enforceable or will be sufficient to shield us from liability. We also expect that we would carry liability insurance to cover problems of this nature, but we cannot guarantee that insurance will be available or that the amounts of our coverage will be sufficient to cover all potential claims.

Other companies have developed or may choose to develop competing products and potential customers for our products may choose to develop internal data storage management capabilities or satisfy their needs with a traditional data back-up solution, any of which could cause our revenues and our business to suffer

      We face a variety of competitors that offer products with some of our products' features. Some potential customers may elect to internally develop capabilities similar to those provided by our products rather than buying them from us or another outside vendor. Although our products generally enhance traditional data back-up capabilities offered by companies such as Veritas, Legato Systems, Computer Associates and IBM, our products may compete against traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, Veritas has recently begun to offer a Windows NT-based product that competes with DiskXtender. If potential customers choose to develop their own capabilities, choose a traditional data back-up solution or purchase a competing product, our revenues and business will suffer.

      In addition, Microsoft could develop competing products. Windows 2000 includes basic data storage management capabilities. Microsoft could compete with us by enhancing and expanding these capabilities to offer an integrated storage management capability within their basic operating system. This would reduce or eliminate the need to purchase our products, which would cause our revenues and business to suffer.

Our products must remain compatible with operating system software, network hardware and software configurations, which are currently undergoing, and will likely continue to undergo, significant change that could render our products obsolete

      The market for our data storage management software is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. We have expended significant resources to allow our products to take advantage of the release of Windows 2000 and to prepare our products for the emergence of storage area networks, and we expect to continue to do so. If Windows 2000 and storage area networks are not widely adopted, our business and future operating results will suffer.

      As the emergence of storage area networks demonstrates, the computing environments in which our products must operate are complex and change rapidly. As a result, we cannot accurately estimate the life cycles of our software products. New products and product enhancements can require long development and testing periods, and depend significantly on our ability to hire and retain increasingly scarce technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new product releases could result in lost revenues and significant additional expense.

      Our future success also depends, in part, on the compatibility of our products with other vendors' software and hardware products, particularly those provided by Microsoft. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other competing products for promotional purposes. If that were to happen, our business and future operating results might suffer as we might be priced out of the market or no longer be able to offer commercially viable products.

We have experienced errors in our products in the past, and any such errors in the future could harm our reputation and could cause customers to demand refunds from us or assert claims for damages against us, which could harm our business and future operating results

      Because our software products are complex, they have in the past, and could in the future, contain errors or bugs. Bugs can be detected at any point in a product's life cycle. In the past, we have devoted significant resources to the detection and correction of errors and we expect to do so in the future. While we continually test our products for errors and work with customers through our customer support services and engineering personnel to identify and correct bugs in our software, we expect that errors in our products, especially new releases of our current products and new product offerings, will continue to be found in the future. Any of these errors could be significant and could harm our business and future operating results. Detection of any significant errors may result in:

      - the loss of or delay in market acceptance and sales of our products;

      - diversion of development resources;

      - injury to our reputation; or

      - increased maintenance and warranty costs.

      Because customers use our products to store and retrieve critical information, we may be subject to significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or pay significant damages. Claims of this nature, whether or not successful, could seriously damage our reputation and our business.

Our software products rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could enable our competitors to market products with similar features that may reduce demand for our products

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where we are seeking to expand our operations and where the laws may not protect our proprietary rights as fully as those in the United States. Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We protect our intellectual property through a combination of copyright, trade secret and trademark law. We have registered, or are in the process of registering, all of our trademarks under applicable law. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to our source code and other intellectual property and the distribution of our software, documentation and other proprietary information. These measures afford only limited protection and may be inadequate, especially because employees such as ours are highly sought after and may leave our employ with significant knowledge of our proprietary information. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own.

Our products employ technology that may infringe the proprietary rights of others, and we may be liable for significant damages as a result

      We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We do not conduct comprehensive patent searches to determine whether technologies used in our products infringe upon patents or patent applications held by others. In addition, we hire employees who may be privy to the proprietary information of their prior employers. Although we believe that our products do not employ technology that infringes any proprietary rights of third parties, third parties nevertheless may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

      - be time-consuming to defend;

      - result in costly litigation;

      - divert our management's attention and resources;

      - cause product shipment delays; or

      - require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

      A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or incurring significant additional expenses.

The expansion of our international operations subjects our business to additional economic risks which could have an adverse impact on our revenue and business

      In both 1998 and 1999, products we sold to customers outside North America accounted for 6% of our total revenues. We plan to increase our international sales activities, but these activities are subject to a number of risks, including:

      - greater difficulty in accounts receivable collection and longer collection periods;

      - political and economic instability;

      - greater difficulty in attracting distributors that market and support our products effectively;

      - the need to comply with varying employment policies and regulations which could make it more difficult and expensive to manage our headcount if we need to establish more direct sales staff outside the United States;

      - weaker operating results from our international operations in our quarters ending each September 30 due to the summer slowdown in Europe; and

      - the effects of currency fluctuations.

      As we seek to expand our international operations, if any of these risks materialize, our revenues and our business could be adversely affected.

If we undertake acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock

      In April, 2000, we acquired a complementary business by means of a merger. We may continue to make investments in complementary companies, products or technologies. We could have difficulty in assimilating an acquired company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Furthermore, we may use the proceeds of this offering, incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline. As of the date of this report, we have no agreements or understandings regarding any future acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not currently have any derivative financial instruments and does not invest in derivative financial instruments. The Company invests excess cash in short-term, highly-liquid investments. In addition, the Company currently has no long-term indebtedness, except for $112,000 related to certain equipment acquired under a capital lease. As a result, the Company believes that its exposure to interest rate risk is not material to its financial condition and results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      No new material legal proceedings have commenced during the time period covered by this interim report.

Item 2. Changes in Securities and Use of Proceeds

      The Company sold 5,000,000 shares of its Common Stock on March 10, 2000 pursuant to a Registration Statement on Form S-1 (Registration No. 333-93581), which was declared effective by the SEC on March 9, 2000. A stockholder of the Company sold an aggregate of 750,000 shares of the Company's Common Stock pursuant to this registration statement. The managing underwriters of the initial public offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., SG Cowen Securities Corporation and Friedman, Billings, Ramsey & Co., Inc. The aggregate, gross proceeds raised in the initial public offering from the sale of the stock by the Company and the selling shareholder were $95.0 million and $14.25 million, respectively. The Company's total expenses in connection with the initial public offering were approximately $8.5 million, of which $6.7 million was for underwriting discounts and commissions and approximately $1.8 million was for other direct expenses of the offering. The Company's net proceeds from the initial public offering were approximately $86.5 million. From the effective date of the registration statement through March 31, 2000, the Company used $18.2 million of such net proceeds to retire its revolving line of credit facility, subordinated senior notes, notes to its principal stockholder, notes to certain other related parties and distributions to certain stockholders to cover their aggregate federal and state income tax liabilities for 1998, 1999 and the portion of 2000 prior to the Company terminating its S Corporation status and approximately $2.2 million for operating and investing activities in the normal course of business. Approximately $8.7 million of the $13.2 million distribution to related parties was paid to certain officers, directors and 10% stockholders of the Company. In addition, the Company acquired xVault, Inc. in April 2000 for consideration consisting of cash of $1.75 million and 160,000 shares of the Company's common stock. xVault is a provider of e-mail solutions to government, business and industry.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters To a Vote of Security Holders

      By written consent dated February 17, 2000, stockholders of the Company holding 64.5% of the shares entitled to vote took the following actions:

      - Approved the Company's Amended and Restated Certificate of
        Incorporation;
      - Approved the Company's Amended and Restated By-Laws;
      - Approved the Company's 2000 Stock Incentive Plan;
      - Approved the Company's 2000 Employee Stock Purchase Plan;
      - Re-elected Gabriel A. Battista, John Burton, F. William Caple, Joseph R. Chinnici, Geaton A. DeCesaris, Jr., Donald B. Hebb, Jr. and Richard A. Kay as the members of the Company's board of directors; and
      - Effective upon the filing of the Amended and Restated Certificate of Incorporation, classified the board of directors into three classes as follows:

            Class I Directors (term expiring at 2001 Annual Meeting):
                        Donald B. Hebb, Jr.
                        Joseph R. Chinnici

            Class II Directors (term expiring at 2002 Annual Meeting):
                        F. William Caple
                        John Burton

            Class III Directors (term expiring at 2003 Annual Meeting):
                        Gabriel A. Battista
                        Geaton A. DeCesaris, Jr.
                        Richard A. Kay

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1 Amended Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).



                       (table continued on following page)

                      (table continued from preceding page)

      3.2 Restated By Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).
      4.1   Refer to Exhibits 3.1 and 3.2.
      10.1 1998 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).
      10.2  2000 Stock Incentive Plan (incorporated herein by reference to
            Exhibit 10.2 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).
      10.3  2000 Employee Stock Purchase Plan, as amended.
      10.4 Form of Indemnification Agreement to be executed with directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).
      10.5 Form of Subchapter S Tax Indemnification Agreement to be executed with certain stockholders (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581).
      27.1  Financial Data Schedule as of March 31, 2000
      27.2  Financial Data Schedule as of March 31, 1999

(b)   Reports on Form 8-K

      May 9, 2000  Item 2; Related to OTG Software's acquisition of xVault, Inc.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By: /s/  Richard A. Kay                                       Date: May 15, 2000
    ---------------------------
         Richard A. Kay
         President, Chairman and Chief Executive Officer


By: /s/  Ronald W. Kaiser                                     Date: May 15, 2000
    --------------------------
         Ronald W. Kaiser
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)






                      (this space intentionally left blank)