Form 10-Q
period 2000-06-30
OTG SOFTWARE INC
filed 2000-08-08
CIK 1101757

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark one)

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ____________ to __________


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

                             YES [ ]   NO [x]

       As of July 31, 2000, there were outstanding 25,766,444 shares of OTG Software, Inc. common stock, $0.01 par value per share.

================================================================================

                               OTG SOFTWARE, INC.
                                    Form 10-Q
                      Quarterly Period Ended June 30, 2000

                                Table of Contents


                                                                                                             PAGE
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                                1

           Condensed Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999                                                                                   1

           Condensed Consolidated Statements of Operations for the three months
           and six months ended June 30, 2000 and 1999                                                         2

           Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and 1999                                                                        3

           Notes to Condensed Consolidated Financial Statements                                                4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                              10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                         26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  26

Item 2.    Changes in Securities and Use of Proceeds                                                          26

Item 3.    Defaults Upon Senior Securities                                                                    27

Item 4.    Submission of Matters to a Vote of Security Holders                                                27

Item 5.    Other Information                                                                                  27

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits                                                                                    27
           (b)    Reports on Form 8-K                                                                         28

SIGNATURES                                                                                                    28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               OTG SOFTWARE, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                       June 30,         December 31,
                                                                                         2000              1999
                                                                                         ----              ----
                                                                                      (unaudited)
     ASSETS
Current assets
     Cash and cash equivalents                                                          $  68,218         $   2,494
     Accounts receivable, net of allowance of
         $947 and $803, respectively                                                       10,270             7,596
     Deferred income taxes                                                                    880                 -
     Prepaid royalties and other current assets                                             1,553               693
                                                                                        ---------         ---------
         Total current assets                                                              80,921            10,783
Other assets
     Property and equipment, net                                                            2,249             1,444
     Goodwill, net                                                                          2,799                 -
     Other intangibles, net                                                                   762                 -
     Other assets, net                                                                        304               362
                                                                                        ---------         ---------
         Total other assets                                                                 6,114             1,806
                                                                                        ---------         ---------
              Total assets                                                              $  87,035         $  12,589
                                                                                        =========         =========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable                                                                   $   1,857         $   1,509
     Accrued expenses                                                                       5,105             3,708
     Accrued interest                                                                           -             1,327
     Notes payable to banks                                                                     -             5,000
     Current portion of long-term debt                                                         51            13,803
     Subordinated notes payable-stockholders                                                    -             1,969
     Deferred revenues                                                                      4,281             3,450
                                                                                        ---------         ---------
         Total current liabilities                                                         11,294            30,766
Other liabilities
     Long-term debt, net of current portion                                                    57             3,529
     Deferred income taxes                                                                    415                 -
                                                                                        ---------         ---------
         Total other liabilities                                                              472             3,529
                                                                                        ---------         ---------
              Total liabilities                                                            11,766            34,295
Commitments and contingencies
Shareholders' equity (deficit)
     Preferred stock, $0.01 par value; 5,000,000 shares
         authorized, none issued                                                                -                 -
     Common stock, $0.01 par value; 65,000,000 shares
         authorized, 25,731,774 and 16,314,682 shares
         issued and outstanding, respectively                                                 257               163
     Additional paid-in capital                                                           101,659             4,081
     Deferred compensation, net                                                            (2,187)           (2,557)
     Accumulated deficit                                                                  (23,459)          (22,416)
                                                                                        ---------         ---------
     Total shareholders' equity (deficit) before stock
         subscriptions receivable                                                          76,270           (20,729)
                                                                                        ---------         ---------
              Less: stock subscriptions receivable                                         (1,001)             (977)
                                                                                        ---------         ---------
                  Total stockholders' equity (deficit)                                     75,269           (21,706)
                                                                                        ---------         ---------
                      Total liabilities and shareholders' equity (deficit)              $  87,035         $  12,589
                                                                                        =========         =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                              Three months                  Six months
                                                             ended June 30,               ended June 30,
                                                          2000            1999          2000          1999
                                                          ----            ----          ----          ----
                                                              (unaudited)                   (unaudited)
Revenues
     Software licenses                                  $  7,000       $  3,648       $ 13,437       $  7,490
     Services                                              2,603          1,913          4,466          3,505
                                                        --------       --------       --------       --------
        Total revenues                                     9,603          5,561         17,903         10,995

Cost of revenues
     Software licenses                                       495            230            736            479
     Services                                              1,123            678          2,128          1,407
                                                        --------       --------       --------       --------
        Total cost of revenues                             1,618            908          2,864          1,886
                                                        --------       --------       --------       --------
Gross profit                                               7,985          4,653         15,039          9,109

Operating expenses
     Sales and marketing                                   4,364          2,979          8,122          5,168
     Research and development                              2,009          1,177          3,837          2,483
     General and administrative                            1,455            919          2,869          1,774
     Amortization of acquired intangible assets              139              -            139              -
     Write-off of acquired in-process research
         and development                                     620              -            620              -
                                                        --------       --------       --------       --------
              Total operating expenses                     8,587          5,075         15,587          9,425
                                                        --------       --------       --------       --------
Loss from operations                                        (602)          (422)          (548)          (316)

Other income (expense)
     Interest income                                       1,054              7          1,255             17
     Interest expense                                         (2)          (519)          (614)        (1,009)
                                                        --------       --------       --------       --------
        Total other income (expense)                       1,052           (512)           641           (992)
                                                        --------       --------       --------       --------
Income (loss) before income taxes                            450           (934)            93         (1,308)

Provision for income taxes                                     -              -              -              -
                                                        --------       --------       --------       --------
Net income (loss)                                       $    450       $   (934)      $     93       $ (1,308)
                                                        ========       ========       ========       ========

Net income (loss) per common share
     Basic                                              $   0.02       $  (0.06)      $      -       $  (0.08)
     Diluted                                            $   0.02       $  (0.06)      $      -       $  (0.08)

Shares used for computation
     Basic                                                25,635         16,315         22,082         16,315
     Diluted                                              28,783         16,315         25,162         16,315


See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          Six months
                                                                                        ended June 30,
                                                                                    2000             1999
                                                                                    ----             ----
                                                                                         (unaudited)

Cash and cash equivalents at beginning of period                                  $  2,494         $    437
                                                                                  --------         --------

Cash flows from operating activities:
Net income (loss)                                                                       93           (1,308)
     Adjustments to reconcile net income (loss) to cash (used for)
         provided by operating activities
              Write-off of acquired in-process research and
                  development                                                          620                -
              Amortization of acquired intangible assets                               139                -
              Depreciation and amortization                                            471              240
              Stock compensation expense                                               370               77
              Provision for bad debts and returns                                      585              (13)
              Deferred income taxes                                                   (465)               -
              Changes in certain assets and liabilities
                  Accounts receivables, net                                         (3,259)             642
                  Prepaid royalties and other current assets                        (1,045)             (48)
                  Accounts payable and accrued liabilities                             389            1,270
                  Deferred revenues                                                    831              (17)
                                                                                  --------         --------
                      Net cash (used for) provided by operating activities          (1,271)             843

Cash flows from investing activities:
     Purchases of property and equipment                                            (1,150)            (605)
     Acquisition of xVault, net of cash acquired                                    (1,731)               -
                                                                                  --------         --------
                      Net cash used for investing activities                        (2,881)            (605)

Cash flows from financing activities:
     Net proceeds from initial public offering                                      87,373                -
     Proceeds from issuance of common stock                                            220               12
     Repayments on note payable to bank                                             (5,000)               -
     Borrowings under long-term debt                                                    31               10
     Repayments on long-term debt                                                   (1,790)            (250)
     Repayments of stockholders' notes                                              (9,798)             (91)
     Distributions to stockholders                                                  (1,160)               -
                                                                                  --------         --------
                      Net cash provided by (used for) financing activities          69,876             (319)
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                65,724              (81)
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $ 68,218         $    356
                                                                                  ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.     Basis of Presentation and Nature of Operations

       The accompanying condensed consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). OTG Software, OTG Sales and OTG E-Mail are collectively referred to as "the Company." The statements have been prepared in accordance with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on December 23, 1999 (SEC File No. 333-93581). The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

       In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the Company's operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

       Headquartered in Bethesda, Maryland, OTG Software is a provider of comprehensive on-line data storage management and data access solutions, including complete e-mail storage and retrieval. OTG Software's products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. OTG Software's products support over 500 storage devices on almost any media type, are easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide network storage system. OTG Software's products are used by over 7,000 organizations worldwide and are available through a network of over 300 value-added resellers, distributors and original equipment manufacturers (OEMs). The Company's primary product line is sold under the name "XtenderSolutions."

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

       OTG E-Mail reflects the activity of the former xVault, Inc. (xVault), a company that OTG Software acquired on April 25, 2000. Because the acquisition was accounted for using the "purchase method," the assets acquired and liabilities assumed from xVault were adjusted to fair value as of April 25, 2000 and consolidated with the Company's balance sheet as of that date. Activity related to the former xVault entity is recognized in the Company's financial results beginning April 26, 2000. See Note 3 for additional information.

2.     Initial Public Offering

       On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.01 par value (Common Stock), in an initial public offering. The transaction generated net proceeds to the Company of $86.4 million after direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million), as discussed in Note
10. See also Note 5(a).

3.     Acquisition of xVault

       On April 25, 2000, OTG Software acquired xVault by means of a reverse triangular merger for consideration consisting of a cash payment of $1.75 million and 160,000 shares of the Company's common stock. xVault is a provider of e-mail solutions to government, business and industry. xVault's products provide organizations with tools to enforce e-mail policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. xVault has since been renamed "OTG E-Mail Corp."

       The cash component of the acquisition price was available to OTG Software from cash on hand. The value of the common stock component of the consideration was determined to be $2.2 million based on an analysis prepared by a third-party appraiser. The common stock component of the consideration includes certain restrictions on sale of these shares. The acquisition was accounted for using the "purchase method" and, accordingly, activity related to the former xVault entity is included in the Company's financial statements beginning April 26, 2000.

       The Company acquired net liabilities from xVault of $72,000 and incurred direct costs associated with the acquisition of approximately $325,000, including the elimination of a deposit related to an OEM agreement entered into with xVault in early 2000. The Company recorded goodwill of $2.9 million and other intangibles totaling $0.8 million resulting from the acquisition. The other intangibles include developed technology, assembled workforce and acquired customer base. The goodwill is being amortized over 5 years and the other intangibles are being amortized over lives ranging from 3 - 4 years. In addition, the Company recognized a one-time write-off of $620,000 related to in-process research and development resulting from the acquisition. In-process research and development reflects the portion of the cost of acquisition representing technology that did not meet the accounting definition of "completed technology." As such, under generally accepted accounting principles, the amount allocated to in-process research and development is required to be immediately charged against earnings. The assessment of in-process research and development involved analyzing the discounted cash flows associated with each of the technologies that were under development at the time of the acquisition, including estimated cash flows from successful completion and cash flows necessary to complete each project. The resulting cash flows are adjusted for certain risks before being discounted to present value. Risks taken into consideration include estimates of market size, timing of completion, product pricing and competitive factors for each of the acquired technologies. The discount rate used reflects xVault's estimated weighted average cost of capital. The acquired technologies were in various stages of completion ranging from 13% to 43% of completion, with estimated completion dates no later than 2001. A third-party appraiser was used to determine the fair value of the assets (including goodwill and other intangible assets) and liabilities acquired from xVault as well as the amount of acquired in-process research and development. The amounts recorded by OTG Software in its financial statements related to the acquisition of xVault, including the write-off of in-process research and development, are subject to further study and analysis.

       The following unaudited pro forma financial information was prepared as if the acquisition occurred on January 12, 1999 (the date of xVault's inception). This information excludes the one-time write-off of in-process research and development discussed above. In the opinion of OTG Software's management, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The following information is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of OTG Software on a consolidated basis. In addition, this information is based upon information and assumptions available at the time of the filing of this report, including fair values of the assets acquired and the liabilities assumed from xVault as part of the acquisition which are subject to further study and analysis. This information should be read in conjunction with OTG Software's Form 8-K and related Form 8-K/A filed with the SEC on May 9, 2000 and July 10, 2000, respectively.

                                           Three months                   Six months
                                          ended June 30,                 ended June 30,
                                       2000           1999            2000            1999
                                       ----           ----            ----            ----
                                                           (unaudited)

Revenues                             $  9,603        $  5,561        $ 18,009        $ 10,995
Operating income (loss)              $   (389)       $   (883)       $   (873)       $ (1,065)
Net income (loss)                    $    664        $ (1,395)       $   (131)       $ (2,057)

EPS-Basic                            $   0.03        $  (0.08)       $  (0.01)       $  (0.12)
EPS-Diluted                          $   0.02        $  (0.08)       $  (0.01)       $  (0.12)

4.     Cash Equivalents

       The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification at the time of purchase and reevaluates such designations as of each balance sheet date.

       All highly liquid investments purchased within three months of maturity are classified as cash equivalents. These investments are primarily composed of obligations issued by various federal and state governmental agencies and certain domestic corporations. Cash equivalents are stated at amortized cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

5.     Stockholders' Equity (Deficit)

       (a) Common Stock

       On January 18, 2000, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a stock dividend and recommended to the Company's stockholders the adoption of an Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of Common Stock to 65,000,000. By written consent dated February 17, 2000, the Company's stockholders holding a majority of the shares entitled to vote thereon approved the adoption of the Company's Amended and Restated Certificate of Incorporation. The Company's Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of the State of Delaware on March 9, 2000. All common share, per common share and conversion amounts related to Common Stock, stock options and stock purchase warrants included in the Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

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

       During the three months ended June 30, 2000, employee exercises of stock options resulted in proceeds to the Company of $175,049 and the issuance of 92,749 shares of Common Stock. The first offering period (May 22, 2000 - June 30, 2000) under the Company's 2000 Employee Stock Purchase Plan (2000 ESPP) ended in June 2000, resulting in proceeds to the Company of $45,534 and the issuance of 2,837 shares of Common Stock.

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

6.     Lease Commitment

       In June 2000, the Company entered into a lease commitment for a portion of an office building currently being constructed in Rockville, Maryland. The payments due under the ten-year arrangement total approximately $39 million, based on current cost estimates and excluding renewal options. The lease provides for payments of approximately $271,000 per month during the first year of the agreement escalating to approximately $362,000 per month in the last year of the agreement. The Company expects to occupy the space, which will serve as the Company's new headquarters, in 2001.

7.     Software Revenue Recognition

       Software license revenues consist of fees for licenses of the Company's software products. The Company sells its software products primarily through value-added resellers, distributors and OEMs. In some cases, the Company provides extended payment terms to certain distributors and resellers. For arrangements in which payment terms are within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

       Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consist of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period, typically one year. Other services revenues are recognized as the related services are provided.

8.     Net Income (Loss) Per Common Share

       Net income or loss per common share (EPS) is presented on both a basic and diluted basis in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive securities.

       The table below presents the computation of basic and diluted EPS (the amounts presented in table are in thousands, except per share amounts). Because the Company recognized net losses for the three months and six months ended June 30, 1999, the inclusion of incremental shares from the assumed conversion of stock options and warrants into common stock would be anti-dilutive. Therefore, such amounts have not been included in the EPS calculations.

                                                               Three months                 Six months
                                                              ended June 30,               ended June 30,
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                                             (unaudited)
Net income (loss):
     Net income (loss) (Basic and Diluted)               $    450       $   (934)      $     93       $ (1,308)
                                                         ========       ========       ========       ========

Shares of common stock:
     Weighted average shares of common
         stock outstanding (Basic)                         25,635         16,315         22,082         16,315
                                                         ========       ========       ========       ========
     Incremental shares related to:
         Outstanding stock options                          3,119              -          3,051              -
         Outstanding warrants                                  28              -             28              -
         Shares purchased by employees under
              Employee Stock Purchase Plan                      1              -              1              -
                                                         --------       --------       --------       --------
     Weighted average equivalent shares of
         common stock outstanding (Diluted)                28,783         16,315         25,162         16,315
                                                         ========       ========       ========       ========

EPS-Basic                                                $   0.02       $  (0.06)      $      -       $  (0.08)
                                                         ========       ========       ========       ========
EPS-Diluted                                              $   0.02       $  (0.06)      $      -       $  (0.08)
                                                         ========       ========       ========       ========


9.     Stock-Based Compensation

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

       The 2000 ESPP authorizes the issuance of up to 600,000 shares of the Common Stock to participating employees. Eligible employees are permitted to purchase Common Stock up to 10% of the employee's base pay at a purchase price equal to 85% of the lesser of the closing price of the Common Stock on the first and last days of the offering period, as defined in the 2000 ESPP. See also Note 5(a).

10.    Related Party Transactions

       In March 2000, subsequent to the IPO, the Company made payments totaling $1.2 million to certain current and former stockholders representing reimbursement of income taxes paid by these stockholders when the Company was treated as a Subchapter S entity for income tax purposes. In addition, also in March 2000 and subsequent to the IPO, the Company retired all of its outstanding senior subordinated notes held by certain stockholders. At retirement, the principal amount of these notes was $4.4 million and the related accrued interest was $0.1 million. See also Note 5(a) related to the conversion of all of the Company's outstanding convertible notes held by certain stockholders into shares of the Company's Common Stock.

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

11.    Segment Information and Related Disclosures

       The Company operates under one business segment providing data storage management and data access solutions products and services. For the three months and six months ended June 30, 2000 and 1999, the Company's revenues from foreign countries represented 19% and 6%, respectively, and 13% and 6%, respectively, of total revenues. One sale (software licenses) recognized in the second quarter of 2000 represented 64% of the international revenues for that period.

12.    Supplemental Information - Condensed Consolidated Statements of Cash
       Flows

                                                                   Three months               Six months
                                                                  ended June 30,            ended June 30,
                                                               2000          1999         2000           1999
                                                               ----          ----         ----           ----
                                                                               (unaudited)
Cash paid during the period for (in thousands):
     Income taxes                                            $     -       $     -       $     -       $     -
     Interest                                                $     2       $   406       $   679       $   673

Material non-cash transactions (in thousands):
     Issuance of Common Stock related to the
         April 2000 acquisition of xVault                    $ 2,173       $     -       $ 2,173       $     -
     Conversion of all outstanding convertible
         subordinated notes payable (including
         related accrued interest) into 4,161,506
         shares of Common Stock in March 2000                $     -       $     -       $ 8,833       $     -

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

       Certain information contained herein should be considered "forward-looking information" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include the timely development and market acceptance of our products and our ability to manage our growth. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. For example, the Company's forward-looking statements include statements regarding:

     -    revenue growth;
     -    development, deployment and acceptance of new products;
     -    technological changes;
     -    use of the proceeds from the Company's initial public offering;
     -    variations in gross margin;
     -    expansion plans;
     -    spending on research and development;
     - levels of expenditures generally, including investments in property and equipment; and
     -    sufficiency of the Company's liquidity and capital resources.

       Such forward-looking statements are made only as of the date of this report. Important factors known to the Company that could cause such material differences are discussed under the caption "Risk Factors" below. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                    Overview

       Headquartered in Bethesda, Maryland, OTG Software is a provider of comprehensive on-line data storage management and data access solutions, including complete e-mail storage and retrieval. OTG Software's products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. OTG Software's products support over 500 storage devices on almost any media type, are easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide network storage system. OTG Software's products are used by over 7,000 organizations worldwide and are available through a network of over 300 value-added resellers, distributors and OEMs. The Company's primary product line is sold under the name "XtenderSolutions."

       The Company reaches its customer base and target market through a multi-channel sales and marketing strategy that includes a network of value-added resellers (VARs), distributors and OEMs (collectively referred to as the indirect sales channel). The Company's products and services are also sold through a growing in-house sales force (referred to as the direct sales channel). OEMs either bundle the Company's products with the products they offer or resell the Company's products under their own label. Under a typical OEM arrangement, the Company recognizes revenue each time an OEM licenses a copy of its products that incorporates one or more copies of the Company's products. The Company's license agreements with OEMs generally contain no minimum sales requirements and no assurance can be given that any OEMs will either commence or continue licensing the Company's products in the future. Additionally, following the execution of a new license agreement, a significant period of time may lapse before any revenues are generated due to the development work typically associated with such agreements and the time needed for the sales and marketing groups within these OEMs, customers and resellers to become familiar with our products.

       Software license revenues consist of fees for licenses of the Company's software products. In some cases, the Company provides extended payment terms to certain customers. For arrangements in which payment terms are within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collectibility of the fee is considered probable. As of June 30, 2000, amounts due from such arrangements were $4.7 million. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

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

       Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period. These agreements are typically for one year. Other services revenues are recognized as the related services are provided.

                             Growth and New Products

       For the six months ended June 30, 2000, the Company's revenues increased 63% compared with the same period of 1999. The Company's revenues for all of 1999 represented a 47% increase compared with the revenues recognized in 1998 and were more than double revenues recognized in 1997. The Company expects to continue to increase its employee base in support of its expanding operations, particularly in sales and marketing, research and development and infrastructure areas. As of June 30, 2000, the Company had 233 employees compared with 171 and 136 employees as of December 31, 1999 and 1998, respectively. Related to its rapid expansion, the Company has announced plans to move to a new corporate headquarters in 2001.

       In June 2000, the Company launched "EmailXtender." EmailXtender is the Company's solution to the efficient storage and management of e-mail. EmailXtender can automatically capture e-mail messages and their attachments, freeing up message file servers and increasing server reliability and up-time. The product's intelligent search engine capability allows users fast and efficient access to all of their historical e-mail. EmailXtender also allows up-to-the-minute recovery from virus attacks and, in the next phase of the product, will enable system administrators to centrally restore message systems from the file server.

       In April 2000, the Company acquired xVault, a provider of e-mail solutions to government, business and industry. xVault's products provide organizations with tools to enforce e-mail policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. The Company believes that the technology and workforce acquired as part of this acquisition will result in additional enhancements to the Company's product offerings, particularly EmailXtender. See Note 3 to Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report for additional information related to the Company's acquisition of xVault. xVault has subsequently been renamed "OTG E-mail Corp."

       Also in June 2000, the Company introduced "OnlineStor.com," a new Application Service Provider offering to sell and distribute the Company's storage and content management products. This offering, a Web-hosted version of OTG Software's storage and content management products, provides customers with information storage and management needs an outsourcing alternative to investing in software, staff and related infrastructure. Pricing is based on a customer needs analysis of storage space, Web and network connection, rate of growth and number of users.

       During the first quarter of 2000, the Company introduced a new version of "DiskXtender," the backbone of XtenderSolutions, which enables comprehensive data storage management throughout an enterprise's network. The new product "DiskXtender 2000," allows the Company's existing technology to operate on the Windows 2000 platform. Also during this quarter, the Company announced that Tivoli Systems, Inc. (Tivoli), an IBM subsidiary, had selected DiskXtender 2000 as its Windows NT/2000 solution for Tivoli Space Manager, Tivoli's storage management and data migration product. Under the terms of an OEM agreement, Tivoli will sell DiskXtender worldwide, integrated with Tivoli Space Manager. The Company believes that this relationship will help increase the exposure of the Company's products, particularly to larger, multi-national organizations.

       The Company continues to increase its international presence. The Company's international sales are primarily generated through indirect sales channels, although the Company currently has employees in England, Germany and the Netherlands. In March 2000, OTG Software entered into a strategic alliance with Mitsui & Company, a Japanese company and one of the largest conglomerates in the world. One of the key goals of this relationship is to develop a Japanese version of "DiskXtender." Revenues derived from customers located outside of the United States and Canada, most of which are denominated in U.S. dollars, accounted for approximately 6% of the Company total revenues in each of 1999 and 1998. For 1999, the Company's international revenues increased 32% compared with 1998. For the first three months and six months of 2000, the Company's revenues from international sales increased to 19% and 13% of sales, respectively, from 6% and 6% of sales, respectively, for the comparable periods in 1999. One sale (software licenses) recognized in the second quarter of 2000 represented 64% of the international revenues for that period.

                          IPO and Related Transactions

       On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.1 par value per share (Common Stock), in an initial public offering, generating net proceeds to the Company of approximately $86.4 million after considering the direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million).

       In conjunction with the IPO, all of the Company's outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion, the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the converted notes at the time of conversion.

       The Company intends to use the remaining net proceeds of the IPO for working capital and general corporate purposes as well as in support of advancing strategic objectives, including the acquisition of other businesses, products or technologies that are complementary to our business. See related information under Part II, Item 2 of this report.
















                     (this space intentionally left blank)

RESULTS OF OPERATIONS

       The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I,
Item 1 of this report), comparing results of operations for the three months and six months ended June 30, 2000 with the comparable periods in 1999.

       The table below presents the line items included in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues. This table excludes the write-off of in-process research and development of $620,000 and amortization of acquired intangible assets of $139,000 associated with the Company's acquisition of xVault in April 2000. The write-off of in-process research and development is a one-time charge. Both items are discussed in detail in Note 3 to Notes to Consolidated Condensed Financial Statements.

                                                            Three months                        Six months
                                                           ended June 30,                       ended June 30,
                                                          2000         1999                  2000           1999
                                                          ----         ----                  ----           ----
                                                             (unaudited)                        (unaudited)

Revenues
     Software licenses                                      73 %         66 %                  75 %          68 %
     Services                                               27           34                    25            32
                                                          ----         ----                  ----          ----
         Total revenues                                    100          100                   100           100

Cost of revenues
     Software licenses                                       5            4                     4             4
     Services                                               12           12                    12            13
                                                          ----          ---                   ---          ----
         Total cost of revenues                             17           16                    16            17
                                                          ----          ---                   ---          ----
Gross profit                                                83           84                    84            83

Operating expenses
     Sales and marketing                                    45           54                    45            47
     Research and development                               21           21                    21            23
     General and administrative                             15           17                    17            16
     Amortization of acquired intangible assets              -            -                     -             -
     Write-off of acquired in-process research
         and development                                     -            -                     -             -
                                                          ----         ----                  ----          ----
              Total operating expenses                      81           92                    83            86
Income (loss) from operations                                2           (8)                    1            (3)

Other income (expense)
     Interest income                                        11            -                     7             -
     Interest expense                                        -           (9)                   (3)           (9)
                                                         -----         ----                   ---          ----
         Total other income (expense)                       11           (9)                    4            (9)
                                                          ----         ----                   ---          ----
Income (loss) before income taxes                           13          (17)                    5           (12)

Provision for income taxes                                   -            -                     -             -
                                                         -----         ----                   ---          ----
Net income (loss)                                           13 %        (17)%                   5 %         (12)%
                                                          ====          ===                   ===           ===

Software licenses revenues-For the second quarter of 2000 compared with the second quarter of 1999, software licenses revenues increased $3.4 million (92%) due primarily to an increase in overall demand for data storage management products, increased market acceptance of the Company's products, the introduction of new products and continued expansion of sales through the Company's indirect distribution channel. International sales increased 350%. One sale

(software licenses) recognized in the second quarter of 2000 represented 64% of the international revenues for that period. The increase for the first six months of 2000 versus the first six months of 1999 (79%) is primarily due to the same factors mentioned for the quarter-over-quarter increase, including a 243% increase in international sales. The increase in license revenues as a percentage of total revenues for both comparative periods reflects sales of software licenses increasing at a rate higher than the rate at which the Company's professional services function is growing.

Services revenues-For the second quarter of 2000, services revenues increased $0.7 million (36%) due primarily to increased sales of services and support contracts on sales of software licenses to new customers, an increase in the number of renewals of maintenance contracts by existing customers and, to a lesser extent, increased demand for consulting and training services. The increase for the first six months of 2000 versus the first six months of 1999 (27%) is primarily due to the same factors mentioned for the quarter-over-quarter increase. See also "Software licenses revenues" above related to changes in services fees revenues as a percentage of total revenues.

Cost of software licenses revenues-Cost of software licenses revenues consists primarily of royalties, media, product manuals and distribution expenses. These costs more than doubled for the second quarter of 2000 compared with the second quarter of 1999 due primarily to an increase in royalties expenses. The increase for the first six months of 2000 versus the first six months of 1999 (54%) is primarily due to the same factors mentioned for the quarter-over-quarter increase. The gross margins on software license revenues may vary from period to period based on the software license mix as certain of the Company's products have higher royalty rates than others. The gross margin on software license revenues is substantially higher than gross margin on services revenues, reflecting the low materials, packaging and other costs associated with software licenses compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. The Company does not anticipate significant improvements in gross margin on software license revenues.

Cost of services revenues-Cost of services revenues consist primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Cost of services revenues varies based upon the mix of the services performed during a period. These costs increased 66% for the second quarter of 2000 compared with the second quarter of 1999 due primarily to an increase in personnel in the Company's customer support, training and consulting organizations, particularly in support of implementation and related services, and an increase in subcontracted services. For the first six months of 2000, cost of services revenues increased $0.7 million (51%) due to the same factors that are attributed to the quarter-over-quarter increase. The gross margins on services revenues may vary from period to period based on the mix of maintenance and technical support, consulting and training services, and can also be affected by the gross margins achieved on specific services engagements. See also "Cost of software licenses revenues" above.

Sales and marketing expenses-These expenses consist primarily of the costs of the Company's sales and marketing personnel as well as the costs of direct mail, advertising, and other sales and marketing efforts. For the second quarter of 2000 compared with the second quarter of 1999, these expenses increased $1.4 million (47%) attributable primarily to an increase in the number of sales and marketing employees and an overall increase in marketing efforts. In addition, expenses related to the Company's stock-based compensation program increased to approximately $75,000 for the second quarter of 2000 from approximately $15,000 for the second quarter of 1999. For the first six months of 2000 compared with the first six months of 1999, sales and marketing expenses increased $3.0 million (57%) for reasons similar to the quarter-over-quarter increase, including a $249,000 increase in expenses related to the Company's stock-based compensation program. The Company continues to expand its global sales and marketing infrastructure, including its direct sale force, and, accordingly, expects sales and marketing expenses to continue to increase in future periods.

Research and development expenses-These expenses consist primarily of personnel costs and other engineering-related costs associated with the Company's efforts to research, develop, maintain and enhance the Company's existing software product lines and with the development of new products. For the second quarter of 2000 compared with the second quarter of 1999, these expenses increased $0.8 million (71%) due primarily to higher staffing levels in the Company's research and development areas. The Company believes that a significant level of research and development investment is required to remain competitive. The increase in expenses on a year-to-date basis is also primarily attributable to an increase in staffing. The Company expects research and development expenses to increase in future periods; the Company continues to be committed to targeting over 20% of revenues as an appropriate level for spending on research and development activities.

General and administrative expenses-These expenses include the costs of corporate operations, accounting and finance, legal, human resources and similar functions. For the second quarter of 2000 compared with the second quarter of 1999, general and administrative expenses increased $0.5 million (58%) related to increased staffing and expenses associated with enhancing the Company's infrastructure in order to manage and support the Company's rapid growth and its status as a publicly-held company. On a year-to-date basis, these expenses increased $1.1 million (62%) for reasons similar to the quarter-over-quarter increase. General and administrative expenses for the second quarter of 2000 were relatively unchanged when compared to the first quarter of 2000.

Interest income-The increase for both comparative periods is related to an increase in cash and cash equivalents, which increased substantially as a result of the Company's IPO.

Interest expense-In March 2000, following its IPO, the Company repaid all outstanding balances under its revolving line of credit facility, retired all notes payable to certain stockholders and retired its senior subordinated notes. In addition, in conjunction with the IPO, the Company's convertible subordinated notes were converted into shares of the Company's Common Stock.

Provision (credit) for income taxes-The Company recognized no tax expense or benefit for the three months ended June 30, 2000. As a result of the Company's history of losses, a full valuation allowance was established against net deferred tax assets when the Company converted from a Subchapter S-corporation to an entity subject to tax as a regular corporation. As of June 30, 2000, the Company's management reduced the valuation allowance against gross deferred tax assets to equal the amount in excess of gross deferred tax liabilities and the current tax liability generated while the Company has been subject to tax as a regular corporation. The Company's management believes it is more likely than not that the portion of the deferred tax assets will be realized equal to the current tax liability through the future reversal of temporary differences and recovery of taxes paid through carrybacks. The Company reevaluates the appropriateness of this valuation allowance at each balance sheet date.

       The Company was treated as a Subchapter S corporation for federal and state income tax purposes prior to the IPO. Under Subchapter S, the Company's income was allocated and taxable to the Company's stockholders. Accordingly, the Company did not recognize any federal or state income taxes prior to consummation of the IPO. Immediately preceding the consummation of the IPO, the Company elected to terminate its Subchapter S status. Accordingly the Company is currently subject to federal and state income taxes as a Subchapter C corporation. As a result, the Company has adopted SFAS No. 109, "Accounting for Income Taxes." Had the Company been a corporation subject to federal and state income tax on its income for the entire six months ended June 30, 2000 and the three months and six months ended June 30, 1999, it would not have recognized a tax expense or benefit for any of these periods due to establishing a full valuation allowance against its net operating losses and other net deferred tax assets generated in those periods.

Recently issued accounting standards-In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Registrants can apply the accounting and disclosure requirements of this SAB retrospectively, or, for entities with a calendar year end, such as OTG Software, adopt the provisions for the fourth quarter of 2000. The Company does not believe that the application of this SAB in its existing format will have a material impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000 and December 31, 1999, the Company's cash and cash equivalents totaled $68.2 million (representing 78% of total assets) and $2.5 million, respectively. The substantial increase reflects the net proceeds from the Company's March 2000 IPO. The Company received interest on its cash and cash equivalents of $1.1 million during the three months ended June 30, 2000. As of June 30, 2000, the Company had no interest-bearing debt outstanding, with the exception of approximately $108,000 related to certain equipment acquired under a capital lease. See "IPO and Related Transactions" above related to the Company's retirement of certain debt obligations in the first quarter of 2000. As of December 31, 1999, the Company had outstanding notes and similar obligations totaling $24.3 million. In 1999, the Company recognized interest expenses totaling $2.1 million related to interest-bearing debt obligations.

       As discussed above, the Company realized net proceeds of $86.4 million (after direct costs of the offering, including $1.0 million of direct costs that were accrued for as of June 30, 2000) from the IPO completed on March 10, 2000. As of June 30, 2000, the Company had stockholders' equity of $75.3 million compared with a stockholders' deficit of $21.7 million as of December 31, 1999. The increase in stockholders' equity reflects the Company's sale of Common Stock in the IPO and the conversion of the Company's subordinated convertible notes to Common Stock completed in conjunction with the IPO.

       For the six months ended June 30, 2000, net cash used for operating activities was $1.3 million. For the corresponding period in 1999, operating activities provided net cash of $0.8 million. The decrease in cash provided by operating activities is primarily related to an increase in accounts receivable. The Company's operating activities provided net cash of $0.4 million for the three months ended June 30, 2000, primarily related to the Company's operating results for the period. As mentioned above, the Company continues to be committed to targeting 20% of revenues as an appropriate level for spending on research and development activities, most of which are considered operating activities for the purposes of reporting cash flows.

       For the six months ended June 30, 2000 and 1999, net cash used for investing activities was $2.9 million and $0.6 million, respectively. The increase in cash used in investing activities reflects the Company's acquisition of xVault in April 2000 for $1.7 million and an increase in the Company's investment in property and equipment in support of its rapidly expanding operations. The Company expects to continue to invest in property and equipment in the ordinary course of its business as required, particularly in support of the Company's expanding operations and infrastructure needs. In July 2000, the Company signed an agreement with a software provider to acquire software related to management of the sales and marketing, research and development, professional services and technical support functions. The total investment in this program, which is expected to be substantially complete before the end of 2000, is expected to exceed $1 million, excluding training and other periodic costs. The capitalized costs associated with this program will be amortized over a three-year period.

       For the six months ended June 30, of 2000, cash provided by financing activities was $69.6 million, which reflects net proceeds from the Company's IPO offset by repayments of certain debt obligations (see discussion above under "IPO and Related Transactions"). Financing activity in the second quarter of 2000 included the payment of certain direct costs of the IPO that were accrued as of March 31, 2000. For the first six months of 1999, cash used for financing activities was $0.3 million.

       The Company believes that its current liquidity, defined as cash and cash equivalents and both short-term and long-term investments, combined with anticipated cash flows from operating activities, will satisfy the Company's anticipated working capital and capital expenditures requirements for at least the next twelve months.

RISK FACTORS

       There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could harm our business and our future operating results. References to "we", "us", or "our" below mean OTG Software, Inc. and its wholly-owned subsidiaries.

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

Our operating results may fluctuate significantly

       Our revenues in any quarter will depend substantially on orders we receive, ship and determined to be collectable in that quarter. In addition, we typically receive a significant portion of orders during the last month of each quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses in time to compensate for any revenue shortfall. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

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

       - the timing, payment terms and magnitude of large orders;

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

       - pricing policies, payment terms and distribution terms; and

       - the timing and size of acquisitions, if any.

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

       Windows 2000 may not gain market acceptance. In addition, users of previous versions of Windows NT may decide to migrate to another operating system due to these delays or improved functionality of another operating system. We have expended significant resources on the development of Windows 2000-compatible versions of our product suite and our future success depends upon sales of this product suite. If users of Windows 2000 networks do not widely adopt and purchase our products, our revenue and business will suffer. Furthermore, if we fail to introduce Windows 2000-compatible versions of all products in our XtenderSolutions product suite within a short time after the commercial release of Windows 2000, the delay may cause customers to forego purchases of our products and instead purchase those of our competitors.

In the future, our business may depend upon the development of the emerging market for storage area networks, and if this market fails to develop, or develops more slowly than we anticipate, or if our products are not widely accepted in this market, our business will suffer

       Our future growth and profitability will depend upon the widespread acceptance of storage area networks as one of several enterprise-wide data storage methods and the acceptance of our products for use in such networks. Accordingly, widespread adoption of storage area networks is critical to our future success. The market for storage area networks has only recently begun to develop and evolve. Because this market is new, it is difficult to predict its potential size or growth rate. Potential customers that have invested substantial resources in their existing data storage management systems may be reluctant or slow to adopt a new approach like storage area networks. Our success in generating revenues in this emerging market will depend, among other things, on our ability to educate potential original equipment manufacturers and system integrators, as well as potential end-users, about the benefits of storage area networks and our data storage management solutions when deployed in the storage area network environment. Furthermore, although we are attempting to position our products as a standard for data storage management on storage area networks, if we are unsuccessful in doing so, competing standards may emerge that will be preferred by original equipment manufacturers, systems integrators or end-users.

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

       We continue to increase the scope of our operations and have grown our headcount substantially. As of June 30, 1998, we had a total of 104 employees, as of December 31, 1998 we had a total of 144 employees, as of December 31, 1999 we had a total of 172 employees and as of June 30, 2000 we had a total of 233 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

       We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. During 1999, 1998 and 1997, sales of our XtenderSolutions products accounted for approximately 72%, 70% and 72% of our total revenues, respectively. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

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

       Indirect sales: We expect that a significant portion of our revenues will continue to come from indirect sales. These include sales to original equipment manufacturers that incorporate our data storage management software into systems they sell. We also expect future revenues from distributors and value-added resellers that sell our software, often bundled with their own software or services. We have no control over the shipping dates or volumes of systems our original equipment manufacturers, value-added resellers or distributors ship, and they have no obligation to ship systems incorporating our software. They generally have no minimum sales requirements and can terminate their relationship with us on short notice. We develop customized versions of our products for some of our original equipment manufacturers to be included in their systems software and other products. Developing products for these original equipment manufacturers causes us to divert resources from other activities that are also important to our business. If these versions do not result in substantial revenues, our business and financial results could be adversely affected.

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

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products

       Our original equipment manufacturers, value-added resellers, distributors and direct sales force might target the same sales opportunities, which could lead to an inefficient allocation of sales resources. This would result in us marketing similar products to the same end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers, value-added resellers, distributors and other sales channels and result in them being less willing to market our products aggressively, or impact margins on products sold directly.

The market for outsourced data storage software over the Web is new and evolving, and if this market fails to develop, or if our products are not widely accepted in this market, our business could suffer

       Part of our strategy is to offer outsourced data storage software to customers over the Web. In this business model, customers who wish to reduce their in-house hardware and maintenance costs would pay us or a third party using our products to provide metered or leased data storage capacity and management. If this business model does not gain acceptance among potential customers, we will not be able to implement this strategy successfully. The market for electronic outsourced data storage software has only recently begun to emerge and we cannot be sure that it will develop or grow. Among other things, the development of this market could be limited by:

       - concerns over the reliability and security of the Web, especially as a means of moving data that is critical to the customer's business; and

       - customer reluctance to cede control over the hardware and network infrastructure used to store important data and to rely on systems provided by a third party.

       We have expended significant resources to develop products for this market and have introduced our OnlineStor.com products to compete in this market. We do not have significant experience in the market for these services. We expect to continue to spend significant resources to develop products for this market, and if this market fails to develop, or our products are not accepted in the market, we will not realize any return on this investment, and our business may suffer.

If we encounter system failures or other difficulties in providing outsourced data storage services, we could be exposed to liability and our reputation could suffer

       We depend upon a hardware and networking infrastructure to deliver outsourced data storage capacity to our customers. If this infrastructure fails, or customers otherwise experience difficulties or delays in retrieving data, we could face liability claims from them and our reputation could be damaged. We currently expect that we will not develop any related hardware and networking infrastructure ourselves, but rather will contract with third parties, such as Internet service providers and application service providers, to supply these components on our behalf. For this reason, we will be dependent on the performance of the systems deployed and maintained by these parties, whom we will not control. In some cases, we might contract directly with the customer to provide the outsourced services; in other cases, we might act as a reseller for application service providers, internet service providers or others. In either case, we would expect to include contractual provisions limiting our liability to the customer for system failures and delays, but we cannot be sure that these limits will be enforceable or will be sufficient to shield us from liability. We also expect that we would carry liability insurance to cover problems of this nature, but we cannot guarantee that insurance will be available or that the amounts of our coverage will be sufficient to cover all potential claims.

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

       Our future success also depends, in part, on the compatibility of our products with other vendors' software and hardware products, particularly those provided by Microsoft and SAN manufacturers. While we have expended efforts to certify compatibility of our products with such SAN component manufacturers as Gadzoox Networks, Crossroads Systems and Chaparral Network Storage, these developers, Microsoft or other vendors may change their products so that they will no longer be compatible with our products. These vendors may also decide to bundle their products with other competing products for promotional purposes. If that were to happen, our business and future operating results might suffer as we might be priced out of the market or no longer be able to offer commercially viable products.

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

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenue and business

       In both 1998 and 1999, products we sold to customers outside the United States accounted for approximately 6% of our total sales. For the first six months of 2000, international sales accounted for approximately 13% of our sales activity (one sale of software licenses recognized in the second quarter of 2000 represented 64% of the international revenues for that period). We plan to increase our international sales activities, but these activities are subject to a number of risks, including:

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

If we undertake acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock

       In April 2000, we acquired a complementary business by means of a merger. We may continue to make investments in complementary companies, products or technologies. We could have difficulty in assimilating an acquired company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. Furthermore, we may use the proceeds of this offering, incur debt or issue equity securities to pay for any future acquisitions. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline. As of the date of this report, we have no agreements or understandings regarding any future acquisitions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       The Company does not currently have any derivative financial instruments and does not invest in derivative financial instruments. The Company invests excess cash in short-term, highly-liquid investments. In addition, the Company currently has no long-term indebtedness, except for $108,000 related to certain equipment acquired under a capital lease. As a result, the Company believes that its exposure to interest rate risk is not material to its financial condition and results of operations.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       No new material legal proceedings have commenced during the time period covered by this interim report.

Item 2.    Changes in Securities and Use of Proceeds

       The Company sold 5,000,000 shares of its Common Stock on March 10, 2000 pursuant to a Registration Statement on Form S-1 (Registration No. 333-93581), which was declared effective by the SEC on March 9, 2000. A stockholder of the Company sold an aggregate of 750,000 shares of the Company's Common Stock pursuant to this registration statement. The managing underwriters of the initial public offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., SG Cowen Securities Corporation and Friedman, Billings, Ramsey & Co., Inc. The aggregate, gross proceeds raised in the initial public offering from the sale of the stock by the Company and the selling shareholder were $95.0 million and $14.25 million, respectively. The Company's total expenses in connection with the initial public offering were approximately $8.6 million, of which $6.7 million was for underwriting discounts and commissions and approximately $1.9 million was for other direct expenses of the offering. The Company's net proceeds from the initial public offering were approximately $86.4 million. From the effective date of the registration statement through June 30, 2000, the Company used $18.2 million of such net proceeds to retire its revolving line of credit facility, subordinated senior notes, notes to its principal stockholder, notes to certain other related parties and distributions to certain stockholders to cover their aggregate federal and state income tax liabilities for 1998, 1999 and the portion of 2000 prior to the Company terminating its S Corporation status and approximately $2.4 million for operating and investing activities in the normal course of business. Approximately $8.7 million of the $13.2 million distribution to related parties was paid to certain officers, directors and 10% stockholders of the Company. In addition, the Company acquired xVault in April 2000 for consideration consisting of cash of $1.75 million and 160,000 shares of the Company's common stock. xVault was a provider of e-mail software. See Note 3 to Notes to Condensed Consolidated Financial Statements for additional information related to the Company's purchase of xVault.

Item 3.    Defaults Upon Senior Securities

       None.

Item 4.    Submission of Matters To a Vote of Security Holders

       None.

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

       10.3 2000 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Three Month Period Ended March 31,
                2000).

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

       10.6 Lease for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland.

       27.1     Financial Data Schedule as of June 30, 2000

       27.2     Financial Data Schedule as of June 30, 1999

       (b) Reports on Form 8-K

           May 9, 2000            Item 2; Related to OTG Software's acquisition
                                  of xVault.

           July 10, 2000          Item 2; Related to OTG Software's acquisition
                                  of xVault.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/  Richard A. Kay                                                         Date: August 8, 2000
    ---------------------------
         Richard A. Kay
         President, Chairman and Chief Executive Officer

By: /s/  Ronald W. Kaiser                                                       Date: August 8, 2000
    --------------------------
         Ronald W. Kaiser
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)




                      (this space intentionally left blank)