Form 10-Q
period 2000-09-30
OTG SOFTWARE INC
filed 2000-10-20
CIK 1101757

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q


(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
                                                            ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ________ to _________

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

                                 YES [ ] NO [X]

      As of September 30, 2000, there were outstanding 25,833,664 shares of OTG Software, Inc. common stock, $0.01 par value per share.

================================================================================

                               OTG SOFTWARE, INC.
                                    Form 10-Q
                    Quarterly Period Ended September 30, 2000

                                Table of Contents

                                                                                          PAGE
                                                                                          ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                                          1

             Condensed Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999                                                             1

             Condensed Consolidated Statements of Operations for the three months
             and nine months ended September 30, 2000 and 1999                             2

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999                                             3

             Notes to Condensed Consolidated Financial Statements                          4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                   27

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                            27

Item 2.      Changes in Securities and Use of Proceeds                                    27

Item 3.      Defaults Upon Senior Securities                                              28

Item 4.      Submission of Matters to a Vote of Security Holders                          28

Item 5.      Other Information                                                            28

Item 6.      Exhibits and Reports on Form 8-K

             (a)     Exhibits                                                             28
             (b)     Reports on Form 8-K                                                  28

SIGNATURES                                                                                29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               OTG SOFTWARE, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                    September 30,     December 31,
                                                                                        2000              1999
                                                                                        ----              ----
      ASSETS                                                                        (unaudited)
Current assets
      Cash and cash equivalents                                                      $  67,818        $   2,494
      Accounts receivable, net of allowance of
           $1,134 and $803, respectively                                                13,848            7,596
      Deferred income taxes                                                              1,445                -
      Prepaid royalties and other current assets                                         2,019              693
                                                                                     ---------        ---------
           Total current assets                                                         85,130           10,783
Other assets
      Property and equipment, net                                                        3,360            1,444
      Goodwill, net                                                                      2,655                -
      Other intangibles, net                                                               699                -
      Other assets, net                                                                    314              362
                                                                                     ---------        ---------
           Total other assets                                                            7,028            1,806
                                                                                     ---------        ---------
                Total assets                                                         $  92,158        $  12,589
                                                                                     =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
      Accounts payable                                                               $   2,020        $   1,509
      Income taxes payable                                                               1,447                -
      Accrued expenses                                                                   4,740            3,708
      Accrued interest                                                                       -            1,327
      Notes payable to banks                                                                 -            5,000
      Current portion of long-term debt                                                     46           13,803
      Subordinated notes payable-stockholders                                                -            1,969
      Deferred revenues                                                                  4,662            3,450
                                                                                     ---------        ---------
           Total current liabilities                                                    12,915           30,766
Other liabilities
      Long-term debt, net of current portion                                                53            3,529
      Deferred income taxes                                                                341                -
                                                                                     ---------        ---------
           Total other liabilities                                                         394            3,529
                                                                                     ---------        ---------
                Total liabilities                                                       13,309           34,295
Commitments and contingencies
Stockholders' equity (deficit)
      Preferred stock, $0.01 par value; 5,000,000 shares
           authorized, none issued                                                           -                -
      Common stock, $0.01 par value; 65,000,000 shares
           authorized, 25,833,664 and 16,314,682 shares
           issued and outstanding, respectively                                            258              163
      Additional paid-in capital                                                       102,448            4,081
      Deferred compensation, net                                                        (2,017)          (2,557)
      Accumulated deficit                                                              (20,819)         (22,416)
                                                                                     ---------        ---------
      Total stockholders' equity (deficit) before stock
           subscriptions receivable                                                     79,870          (20,729)
                                                                                     ---------        ---------
                Less: stock subscriptions receivable                                    (1,021)            (977)
                                                                                     ---------        ---------
                     Total stockholders' equity (deficit)                               78,849          (21,706)
                                                                                     ---------        ---------
                          Total liabilities and stockholders' equity (deficit)       $  92,158        $  12,589
                                                                                     =========        =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                              Three months                   Nine months
                                                          ended September 30,            ended September 30,
                                                         2000            1999            2000            1999
                                                       --------        --------        --------        --------
                                                              (unaudited)                    (unaudited)
Revenues
      Software licenses                                $  9,314        $  5,115        $ 22,751        $ 12,605
      Services                                            2,810           1,506           7,276           5,011
                                                       --------        --------        --------        --------
      Total revenues                                     12,124           6,621          30,027          17,616

Cost of revenues
      Software licenses                                     617             191           1,353             670
      Services                                            1,079             781           3,207           2,188
                                                       --------        --------        --------        --------
           Total cost of revenues                         1,696             972           4,560           2,858
                                                       --------        --------        --------        --------
Gross profit                                             10,428           5,649          25,467          14,758

Operating expenses
      Sales and marketing                                 4,569           2,791          12,691           7,959
      Research and development                            2,305           1,242           6,142           3,725
      General and administrative                          1,478             906           4,347           2,680
      Amortization of acquired intangible assets            208               -             347               -
      Write-off of acquired in-process research
           and development                                    -               -             620               -
                                                       --------        --------        --------        --------
                Total operating expenses                  8,560           4,939          24,147          14,364
                                                       --------        --------        --------        --------
Income from operations                                    1,868             710           1,320             394

Other income (expense)
      Interest income                                     1,098               9           2,353              26
      Interest expense                                       (3)           (536)           (617)         (1,545)
                                                       --------        --------        --------        --------
           Total other income (expense)                   1,095            (527)          1,736          (1,519)
                                                       --------        --------        --------        --------
Income (loss) before income taxes                         2,963             183           3,056          (1,125)

Provision for income taxes                                  343               -             343               -
                                                       --------        --------        --------        --------
Net income (loss)                                      $  2,620        $    183        $  2,713        $ (1,125)
                                                       ========        ========        ========        ========

Net income (loss) per common share
     Basic                                             $   0.10        $   0.01        $   0.12        $  (0.07)
     Diluted                                           $   0.09        $   0.01        $   0.10        $  (0.07)

Shares used for computation
      Basic                                              25,782          16,315          23,410          16,315
      Diluted                                            28,876          19,240          26,400          16,315



See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                           Nine months
                                                                                        ended September 30,
                                                                                       2000             1999
                                                                                     --------        --------
                                                                                            (unaudited)
Cash and cash equivalents at beginning of period                                     $  2,494        $    437
                                                                                     --------        --------

Cash flows from operating activities:
Net income (loss)                                                                       2,713          (1,125)
      Adjustments to reconcile net income (loss) to cash (used for)
           provided by operating activities
                Write-off of acquired in-process research and
                     development                                                          620               -
                Amortization of acquired intangible assets                                347               -
                Depreciation and amortization                                             743             521
                Stock compensation expense                                                540             150
                Provision for bad debts and returns                                       629             202
                Deferred income taxes                                                  (1,104)              -
                Changes in certain assets and liabilities
                     Accounts receivables                                              (6,881)         (1,238)
                     Prepaid royalties and other current assets                        (1,511)           (336)
                     Accounts payable and accrued expenses                              1,120           1,767
                     Income taxes payable                                               1,447               -
                     Deferred revenues                                                  1,212             584
                                                                                     --------        --------
                          Net cash (used for) provided by operating activities           (125)            525

Cash flows from investing activities:
      Purchases of property and equipment                                              (2,553)           (685)
      Acquisition of xVault, net of cash acquired                                      (1,731)              -
                                                                                     --------        --------
                          Net cash used for investing activities                       (4,284)           (685)

Cash flows from financing activities:
      Net proceeds from initial public offering                                        87,035               -
      Proceeds from issuances of common stock                                             420               -
      Repayments on note payable to bank                                               (5,000)         (2,300)
      Borrowings on note payable to bank                                                    -           3,500
      Repayments on long-term debt                                                     (1,795)           (388)
      Borrowings under long-term debt                                                      31               -
      Repayments of stockholders' notes                                                (9,798)              -
      Distributions to stockholders                                                    (1,160)              -
                                                                                     --------        --------
                          Net cash provided by financing activities                    69,733             812
                                                                                     --------        --------

Net increase in cash and cash equivalents                                              65,324             652
                                                                                     --------        --------
Cash and cash equivalents at end of period                                           $ 67,818        $  1,089
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

       Headquartered in Bethesda, Maryland, OTG Software is a leading provider of on-line storage management and access solutions, including a dynamic e-mail management solution. OTG Software's products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Through its application-centric product suite, OTG Software offers a business, Web and e-commerce solution that provides robust functionality across industry. OTG Software's products empower storage by combining storage with access and e-mail management. OTG Software's products support over 600 storage devices, are easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide network storage system. OTG Software's products are used by over 7,600 organizations worldwide and are available through a network of over 300 value-added resellers (VARs), distributors and original equipment manufacturers (OEMs). The Company's primary product line is sold under the name "XtenderSolutions."

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

       OTG E-Mail reflects the activity of the former xVault, Inc. (xVault), a company that OTG Software acquired on April 25, 2000. Because the acquisition of xVault was accounted for using the "purchase method," the assets acquired and liabilities assumed from xVault were adjusted to fair value as of April 25, 2000 and consolidated with the Company's balance sheet as of that date. Activity related to the former xVault entity is recognized in the Company's financial results beginning April 26, 2000. See Note 3 for additional information.

2.     Initial Public Offering

       On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.01 par value (Common Stock), in an initial public offering. The transaction generated net proceeds to the Company of $87.0 million after direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million), as discussed in Note
10. See also Note 5(a).

3.     Acquisition of xVault

       On April 25, 2000, OTG Software acquired xVault by means of a reverse triangular merger for consideration consisting of a cash payment of $1.75 million and 159,996 shares of the Company's common stock. xVault is a provider of e-mail solutions to government, business and industry. xVault's products provide organizations with tools to enforce e-mail policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. xVault has since been renamed "OTG E-Mail Corp."

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

       The Company acquired net liabilities from xVault of approximately $72,000 and incurred direct costs associated with the acquisition of approximately $325,000, including the elimination of a deposit related to an OEM agreement entered into with xVault in early 2000. The Company recorded goodwill of $2.9 million and other intangibles totaling $0.8 million resulting from the acquisition. The other intangibles include developed technology, assembled workforce and acquired customer base. The goodwill is being amortized over 5 years and the other intangibles are being amortized over lives ranging from 3 to 4 years. In addition, the Company recognized a one-time write-off of $620,000 related to in-process research and development resulting from the acquisition. In-process research and development reflects the portion of the cost of acquisition representing technology that did not meet the accounting definition of "completed technology." As such, under generally accepted accounting principles, the amount allocated to in-process research and development is required to be immediately charged against earnings. The assessment of in-process research and development involved analyzing the discounted cash flows associated with each of the technologies that were under development at the time of the acquisition, including estimated cash flows from successful completion and cash flows necessary to complete each project. The resulting cash flows are adjusted for certain risks before being discounted to present value. Risks taken into consideration include estimates of market size, timing of completion, product pricing and competitive factors for each of the acquired technologies. The discount rate used reflects xVault's estimated weighted average cost of capital. The acquired technologies were in various stages of completion ranging from 13% to 43% of completion, with estimated completion dates no later than 2001. A third-party appraiser was used to determine the fair value of the assets (including goodwill and other intangible assets) and liabilities acquired from xVault as well as the amount of acquired in-process research and development. The amounts recorded by OTG Software in its financial statements related to the acquisition of xVault, including the write-off of in-process research and development, are subject to further study and analysis.

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

                                                                               Three months                    Nine months
                                                                           ended September 30,             ended September 30,
                                                                          2000             1999          2000             1999
                                                                          ----             ----          ----             ----
                                                                                             (unaudited)
Revenues                                                                 $ 12,124         $  6,670         $30,133        $17,665
Operating income (loss)                                                  $  1,869         $    214         $   995        $  (851)
Net income (loss)                                                        $  2,620         $   (313)        $ 2,489        $(2,370)

EPS-Basic                                                                $   0.10         $  (0.02)        $  0.09        $ (0.14)
EPS-Diluted                                                              $   0.09         $  (0.02)        $  0.08        $ (0.14)

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

5.     Stockholders' Equity (Deficit)

       (a) Common Stock

       On January 18, 2000, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a stock dividend and recommended to the Company's stockholders the adoption of an Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of Common Stock to 65,000,000. By written consent dated February 17, 2000, the Company's stockholders approved the adoption of the Company's Amended and Restated Certificate of Incorporation. The Company's Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of the State of Delaware on March 9, 2000. All common share, per common share and conversion amounts related to Common Stock, stock options and stock purchase warrants included in the Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

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

       During the three months ended September 30, 2000, employee exercises of stock options resulted in proceeds to the Company of approximately $200,000 and the issuance of 101,894 shares of Common Stock. During the nine months ended September 30, 2000, employee exercises of stock options resulted in proceeds to the Company of approximately $420,000 and the issuance of 194,643 shares of Common Stock.

       The first offering period (May 22, 2000 - June 30, 2000) under the Company's 2000 Employee Stock Purchase Plan (2000 ESPP) ended in June 2000, resulting in proceeds to the Company of $45,534 and the issuance of 2,837 shares of Common Stock. Under this plan, sales of Common Stock occur biannually on June 30 and December 31.

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

6.     Lease Commitment

       In June 2000, the Company entered into a lease commitment for a portion of an office building currently being constructed in Rockville, Maryland. The payments due under the ten-year arrangement total approximately $39 million, based on current cost estimates and excluding renewal options. The lease provides for payments of approximately $271,000 per month during the first year of the agreement escalating to approximately $362,000 per month in the last year of the agreement. The Company expects to occupy the new building, which will serve as the Company's new headquarters, in 2001.

       In August 2000, the Company established a standby letter of credit at PNC Bank naming the lessor of the Company's new headquarters building as beneficiary. The letter of credit was issued in lieu of the Company making a cash payment to the lessor for the security deposit. The line of credit, which expires on August 4, 2001, is for $2.8 million and is collateralized by U.S. Treasury Bills.

7.     Software Revenue Recognition

       Software license revenues consist of fees for licenses of the Company's software products. The Company sells its software products primarily through value-added resellers, distributors and original equipment manufacturers. The Company offers extended payment terms to certain customers. For such arrangement with payment terms within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

       Services revenues consist of customer support, professional services and training. Revenues from customer support contracts, which include unspecified when-and-if-available product updates and telephone support services, are recognized ratably over the term of the contract, typically one year. Other services revenues are recognized as the related services are provided.

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

       The table below presents the computation of Basic and Diluted EPS (the amounts presented in the table are in thousands, except per share amounts). For all periods presented, prior to conversion into Common Stock in March 2000, the assumed conversion of the Company's convertible notes into Common Stock has an anti-dilutive effect on Diluted EPS and, therefore, assumed conversion is excluded from the Diluted EPS calculations. In addition, for the nine months ended September 30, 1999, the assumed conversion of stock options and warrants into Common Stock has an anti-dilutive effect on Diluted EPS and, therefore, the assumed conversion of these financial instruments is excluded from the Diluted EPS calculation for this period.

                                                                          Three months                    Nine months
                                                                      ended September 30,             ended September 30,
                                                                     2000             1999          2000             1999
                                                                     ----             ----          ----             ----
                                                                                          (unaudited)
Net income (loss):
      Net income (loss) (Basic and Diluted)                         $  2,620        $     183         $  2,713        $  (1,125)
                                                                     =======         ========          =======         ========

Shares of common stock:
      Weighted average shares of common
           stock outstanding (Basic)                                  25,782           16,315           23,410           16,315
                                                                     =======         ========          =======         ========
      Incremental shares related to:
           Outstanding stock options                                   3,066            2,899            2,962                -
           Outstanding warrants                                           28               26               27                -
           Shares purchased by employees under
                Employee Stock Purchase Plan                               -                -                1                -

      Weighted average equivalent shares of
           common stock outstanding (Diluted)                         28,876           19,240           26,400           16,315
                                                                     =======         ========          =======         ========

EPS-Basic                                                           $   0.10        $    0.01         $   0.12        $   (0.07)
                                                                     =======         ========          =======         ========
EPS-Diluted                                                         $   0.09        $    0.01         $   0.10        $   (0.07)
                                                                     =======         ========          =======         ========

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

       Pursuant to an agreement with the Company's principal stockholder, the Company repaid promissory notes with an aggregate principal amount of $3.0 million in March 2000. These notes had similar terms, including repayment within 60 days after the closing of the IPO. As mentioned previously, the Company completed an IPO on March 10, 2000.

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

11.    Segment Information and Related Disclosures

       The Company operations consist of one business segment providing data storage management and data access solutions products and services. For the three months and nine months ended September 30, 2000 and 1999, the Company's revenues from foreign countries represented 7% and 11%, respectively, and 7% and 6%, respectively, of total revenues. One sale (software licenses) recognized in the second quarter of 2000 represented 34% of the international revenues for the first nine months of 2000.



                      (this space intentionally left blank)

12.    Supplemental Information - Condensed Consolidated Statements of Cash
       Flows

                                                                                                 Nine months
                                                                                             ended September 30,
                                                                                           2000                1999
                                                                                           ----                ----
                                                                                                (unaudited)
Cash paid during the period for (in thousands):
      Income taxes                                                                       $     -              $     -
      Interest                                                                           $   682              $   847

Material non-cash transactions (in thousands):
      Issuance of Common Stock related to the
           April 2000 acquisition of xVault                                              $ 2,173              $     -
      Conversion of all outstanding convertible
           subordinated notes payable (including
           related accrued interest) into 4,161,506
           shares of Common Stock in March 2000                                          $ 8,833              $     -

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

                                    Overview

      OTG Software is a provider of online data storage management and data access software. The Company's software enables enterprises to move, store, manage and access data and e-mail quickly and efficiently over a variety of network architectures, including the Web and storage area networks. The Company's software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network.

      OTG Software was founded in March 1992. Though profitable for the nine months ended September 30, 2000, the Company has had operating losses in the past. As of September 30, 2000, the Company had an accumulated deficit of $20.8 million. The Company expects to incur significant research and development, sales and marketing and general and administrative expenses, and, as a result, the Company will need to generate significant revenues to maintain profitability. Although the Company's revenues have grown, the Company may not be able to sustain these growth rates, and may not realize sufficient revenues to maintain profitability.

      The Company generates revenues principally from licensing software products and providing related professional services including maintenance and technical support, consulting and training.

      The Company derives software license revenues from licenses of software programs to customers primarily through indirect sales channels, including original equipment manufacturers, value-added resellers and distributors. The Company also sells through its direct sales force. Original equipment manufacturers either bundle the Company's products with the products they offer or resell the Company's products under their own label. The Company receives software license revenues each time an original equipment manufacturer licenses a copy of its products that incorporates one or more of the Company's products. The Company's license agreements with original equipment manufacturers generally contain no minimum sales requirements and the Company cannot provide assurance that any original equipment manufacturer will either commence or continue shipping the Company's products in the future. Moreover, following the execution of new license agreements, a significant period of time may elapse before any revenues are generated due to the development work which the Company often undertakes under these agreements and the time needed for the sales and marketing groups within these original equipment manufacturers, customers and resellers to become familiar with the Company's products.

      The Company offers extended payment terms to certain customers. For arrangements with payment terms within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collectibility of the fee is considered probable. As of September 30, 2000, amounts due from such arrangements were $6.1 million. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria listed above have been met.

      The Company's services revenues consist of fees derived from annual maintenance agreements, consulting and training and other professional services. The maintenance agreements covering the Company's products provide for technical support and minor unspecified product upgrades for fees based on the number of software licenses purchased and the level of service chosen by the customer. The Company recently began to require that at least one year of customer maintenance support be purchased with new license purchases. Maintenance fees are recognized ratably over the term of the maintenance contract. The Company provides consulting and other professional services, for which the Company charges a fee based upon the amount of time worked and the cost of the materials used in providing the services. The Company provides classroom and on-site training to our customers on a daily fee basis. Professional services and training services typically have lower gross margins than sales of software licenses and customer support.

      The Company's international sales are primarily generated through indirect sales channels. Revenues derived from customers located outside the United States and Canada, most of which are denominated in U.S. currency, accounted for approximately 6% of the Company's total revenues in each of 1998 and 1999 and accounted for approximately 11% of the Company's total revenues for the nine months ended September 30, 2000.

      The Company currently has sales and services offices in the United States and provides sales and services support in Europe through employees located in England, Germany and the Netherlands. The Company plans to expand its international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers.

                              Recent Developments

      In April, 2000, the Company acquired xVault, Inc. (xVault) for consideration of 159,996 shares of the Company's Common Stock and $1.75 million in cash. xVault was a provider of e-mail management and archiving solutions to government, business and industry. The Company incorporated xVault's technology into the recently released EmailXtender product. The acquisition was accounted for using the purchase method.

      In June 2000, the Company released its EmailXtender product. EmailXtender is designed to be integrated with leading e-mail platforms and provides intelligent storage, indexing, archiving, and retrieval of e-mail messages and attachments. EmailXtender also provides timely recovery from virus attacks and eliminates the need for administrative restrictions on message or attachment size. The Company intends to continue to capitalize on its position as an early provider of e-mail storage management and promote the adoption of this product in the electronic collaboration market.

      In June 2000, the Company also announced its OnlineStor.com offering. OnlineStor.com provides the Company's XtenderSolutions product suite on a leased or metered basis over the Web through application service providers and storage service providers. The Company intends to expand its capability to enable its customers to outsource data storage capacity and management over the Web by expanding existing relationships and pursuing additional relationships with application service providers and storage service providers.

      In September 2000, the Company released its SANXtender product. SANXtender provides automated, centralized management of data stored on a storage area network, enabling users and applications to access data directly from a storage area network. The Company has successfully demonstrated the compatibility of its technology and its ability to operate with the products of leading manufacturers of storage area network technologies such as Advanced Digital Information, ATL Products, ATTO Technology, Brocade Communications Systems, Chaparral Network Storage, Compaq Computer, Crossroads Systems, Emulex, Gadzoox Networks, Hewlett-Packard, QLogic and Vixel. The Company intends to continue to pursue strategic alliances with other leading providers of storage area network technologies.

                          IPO and Related Transactions

       On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.01 par value per share (Common Stock), in an initial public offering, generating net proceeds to the Company of $87.0 million after considering the direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million).

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

RESULTS OF OPERATIONS

      The following section pertains to activity included in the Company's Condensed Consolidated Statements of Operations (which are contained in Part I,
Item 1 of this report), comparing results of operations for the three months and nine months ended September 30, 2000 with the comparable periods in 1999.

      The table below presents the line items included in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues. This table excludes the write-off of in-process research and development in the amount of $620,000, and amortization of acquired intangible assets in the amount of $208,000 and $347,000 for the three months and nine months ended September 30, 2000, respectively, associated with the Company's acquisition of xVault in April 2000. The write-off of in-process research and development is a one-time charge. Both items are discussed in detail in Note 3 to Notes to Consolidated Condensed Financial Statements.

                                                                        Three months                     Nine months
                                                                    ended September 30,               ended September 30,
                                                                    2000           1999             2000             1999
                                                                    ----           ----             ----             ----
                                                                         (unaudited)                     (unaudited)
Revenues
      Software licenses                                               77 %            77 %             76 %            72 %
      Services                                                        23              23               24              28
                                                                    ----            ----             ----            ----
           Total revenues                                            100             100              100             100

Cost of revenues
      Software licenses                                                5               3                5               4
      Services                                                         9              12               10              12
                                                                    ----            ----             ----            ----
           Total cost of revenues                                     14              15               15              16
                                                                    ----            ----             ----            ----
Gross profit                                                          86              85               85              84


                    (table is continued on following page)

                  (table is continued from preceeding page)

Operating expenses
      Sales and marketing                                             38              42               42              45
      Research and development                                        19              19               21              21
      General and administrative                                      12              13               15              16
      Amortization of acquired intangible assets                       -               -                -               -
      Write-off of acquired in-process research
           and development                                             -               -                -               -
                                                                    ----            ----             ----            ----
                Total operating expenses                              69              74               78              82
Income from operations                                                17              11                7               2

Other income (expense)
      Interest income                                                  9               -                8               -
      Interest expense                                                 -              (8)              (2)             (8)
                                                                    ----            ----             ----            ----
           Total other income (expense)                                9              (8)               6              (8)
                                                                    ----            ----             ----            ----
Income (loss) before income taxes                                     26               3               13              (6)

Provision for income taxes                                            (3)              -               (1)              -
                                                                    ----            ----             ----            ----
Net income (loss)                                                     23 %             3%              12 %            (6)%
                                                                    ====            ====              ===            ====



          Comparison of Three Months Ended September 30, 2000 and 1999

Revenues

       Total revenues increased 83% from $6.6 million for the three months ended September 30, 1999 to $12.1 million for the same period in 2000. The Company believes that the percentage increase in total revenues achieved in this period is not necessarily indicative of future results. The Company's revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of the Company's software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services. Software license revenues were 77% of total revenues for both the three months ended September 30, 2000 and for the same period in 1999.

       Software license revenues-Software license revenues increased 82% from $5.1 million for the three months ended September 30, 1999 to $9.3 million for the same period in 2000. The increase was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through the Company's indirect distribution channels. For the three months ended September 30, 2000, the Company recognized revenues of $1.9 million from one customer, which accounted for 21% of the Company's total license revenues for that period. In addition, for the three months ended September 30, 2000, the Company recognized revenues of $4.6 million, or 50% of the Company's total license revenues during that period, under arrangements with payment terms extending up to six months.

       Services revenues-Services revenues increased 87% from $1.5 million for the three months ended September 30, 1999 to $2.8 million for the same period in 2000. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of these contracts by the Company's installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services.

Cost of revenues

       Cost of software license revenues consists primarily of royalties, media, manuals and distribution costs. Cost of services revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Gross margin on software license revenues is substantially higher than gross margin on services revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. Cost of services revenues varies based upon the mix of maintenance and technical support, consulting and training services.

       Cost of software license revenues-Cost of software license revenues increased 223% from approximately $191,000 for the three months ended September 30, 1999 to approximately $617,000 for the same period in 2000, due primarily to an increase in royalty expenses. As a result, gross margin on software license revenues decreased from 96% for the three months ended September 30, 1999 to 93% for the same period in 2000. The gross margin on software license revenues may vary from period to period based on the software license revenues mix and certain products having higher royalty rates than other products. The Company does not expect significant improvement in gross margin on software license revenues.

       Cost of services revenues-Cost of services revenues increased 38% from approximately $781,000 for the three months ended September 30, 1999 to $1.1 million for the same period in 2000 primarily due to personnel additions in the Company's customer support, training and consulting organizations, in anticipation of increased demand for these services. Gross margin on services revenues increased from 48% for the three months ended September 30, 1999 to 62% for the three months ended September 30, 2000 due primarily to the margins achieved on several consulting services engagements. The gross margins on services revenues may vary from period to period based upon the mix of maintenance and technical support, consulting and training services.

Operating Expenses

       Sales and marketing-Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 64% from $2.8 million for the three months ended September 30, 1999 to $4.6 million for the same period in 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in marketing programs. As a percentage of total revenues, sales and marketing expenses decreased from 42% for the three months ended September 30, 1999 to 38% for the same period in 2000. The decrease as a percentage of total revenues was primarily due to the increase in total revenues. The Company intends to continue to expand our global sales and marketing infrastructure, and, accordingly, sales and marketing expenses are expected to increase in future periods.

       Research and development-Research and development expenses consist primarily of salaries, related benefits and other engineering-related costs. Research and development expenses increased 86% from $1.2 million for the three months ended September 30, 1999 to $2.3 million for the same period in 2000. The increase was primarily due to increased staffing levels. As a percentage of total revenues, research and development expenses remained unchanged at 19% for the three months ended September 30, 2000 and 1999. The Company believes that a significant level of research and development investment is required to remain competitive, and expects that the dollar amount of these expenses will continue to increase in future periods.

       General and administrative-General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 63% from approximately $906,000 for the three months ended September 30, 1999 to $1.5 million for the same period in 2000, primarily due to additional personnel costs and other expenses associated with enhancing the Company's infrastructure to support expansion of its operations. As a percentage of total revenues, general and administrative expenses decreased from 13% for the three months ended September 30, 1999 to 12% for the same period in 2000. The decrease as a percentage of total revenues was primarily due to the increase in total revenues. The Company expects the dollar amount of general and administrative expenses will increase as it expands operations.

       Other income (expense)-Other income (expense) changed from approximately $(536,000) net other expense for the three months ended September 30, 1999 to $1.1 million net other income for the same period in 2000. This change is primarily due to the Company's use of proceeds from its initial public offering in March 2000. The Company used the proceeds of its initial public offering to repay outstanding balances under its credit facility, retire its senior subordinated notes and retire all notes payable to certain stockholders. Further, the conversion of the Company's convertible subordinated notes into common stock in conjunction the Company's initial public offering eliminated related interest expense. In addition, the remaining proceeds from the initial public offering increased cash and cash equivalents resulting in increased interest income.

       Provision for income taxes-The Company was treated as a subchapter S corporation for federal and state income tax purposes prior to its initial public offering in March 2000. Under subchapter S, the Company's income was allocated and taxable to its stockholders. Accordingly, the Company did not recognize any federal or state income taxes prior to the consummation of its initial public offering. Upon consummation of the initial public offering, the Company ceased to be treated as a subchapter S corporation. Accordingly, the Company has been subject to federal and state income taxes since its initial public offering.

       The Company recorded a tax provision of approximately $343,000 for the three months ended September 30, 2000. This provision reflects an effective tax rate of 11.6% for that period. A reduction in the valuation allowance against gross deferred tax assets established when the Company ceased to be treated as a subchapter S corporation. The Company expects its effective income tax rate to increase in future years.

       Recently issued accounting standards-In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Registrants can apply the accounting and disclosure requirements of this SAB retrospectively, or, for entities with a calendar year end, such as OTG Software, adopt the provisions for the fourth quarter of 2000. The Company does not believe that the application of this SAB in its existing format will have a material impact on the Company's financial statements.

       In October 1997, The American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Subsequently, in

March 1998 and December 1998, the AICPA issued SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" (SOP 98-4) and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9), respectively. SOP 98-4 and SOP 98-9 deferred the effective date for application of certain provisions of SOP 97-2 until January 1, 2000, including guidance in SOP 97-2 that limited the definition of vendor specific objective evidence for determining the fair value of various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 not deferred by SOP 98-4 and SOP 98-9 on January 1, 1998 and the remaining provisions of SOP 97-2 on January 1, 2000. The adoption of these accounting policies did not have a material impact on the Company's financial condition or results of operations.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company does not believe adoption of the provisions of SFAS 133 will have a material affect on the Company's financial condition or results of operations.

           Comparison of Nine Months Ended September 30, 1999 and 2000

Revenues

       Total revenues increased 70% from $17.6 million for the nine months ended September 30, 1999 to $30.0 million for the same period in 2000. As mentioned above under the comparison of quarterly results, the Company believes that the percentage increase in total revenues achieved in this period is not necessarily indicative of future results. Software license revenues were 72% of total revenues for the nine months ended September 30, 1999 and 76% of total revenues for the same period in 2000.

       Software license revenues-Software license revenues increased 80% from $12.6 million for the nine months ended September 30, 1999 to $22.8 million for the same period in 2000. The increase was primarily due to an increase in overall demand for data storage management products, increased market acceptance of the Company's products, introduction of new products and continued expansion of sales through the Company's indirect distribution channels. For the nine months ended September 30, 2000, the Company recognized revenues of $2.9 million from two customers, which accounted for 13% of the Company's total license revenues for that period. In addition, for the nine months ended September 30, 2000, the Company recognized revenues of $10.4 million, or 46% of the Company's total license revenues during that period, under arrangements with payment terms extending up to six months.

       Services revenues-Services revenues increased 45% from $5.0 million for the nine months ended September 30, 1999 to $7.3 million for the same period in 2000. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of these contracts by the Company's installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services.

Cost of Revenues

       Cost of software license revenues-Cost of software license revenues increased 102% from $670,000 for the nine months ended September 30, 1999 to $1.4 million for the same period in 2000, due primarily to an increase in royalty expenses. As a result, gross margin on software license revenues decreased from 95% for the nine months ended September 30, 1999 to 94% for the same period in 2000. As mentioned above in the comparison of quarterly results, the gross margin on software license revenues may vary from period to period based on the software license revenues mix and certain products having higher royalty rates than other products.

       Cost of services revenues-Cost of services revenues increased 47% from $2.2 million for the nine months ended September 30, 1999 to $3.2 million for the same period in 2000 primarily due to personnel additions in the Company's customer support, training and consulting organizations, in anticipation of increased demand for these services. Gross margin on services revenues remained at 56% for the nine months ended September 30, 2000 and 1999.

Operating Expenses

       Sales and marketing-Sales and marketing expenses increased 59% from $8.0 million for the nine months ended September 30, 1999 to $12.7 million for the same period in 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in marketing programs. As a percentage of total revenues, sales and marketing expenses decreased from 45% for the nine months ended September 30, 1999 to 42% for the same period in 2000. The decrease as a percentage of total revenues was primarily due to the increase in total revenues.

       Research and development-Research and development expenses increased 65% from $3.7 million for the nine months ended September 30, 1999 to $6.1 million for the same period in 2000. The increase was primarily due to increased staffing levels. As a percentage of total revenues, research and development expenses decreased from 21% for the nine months ended September 30, 1999 to 20% for the same period in 2000.

       General and administrative-General and administrative expenses increased 62% from $2.7 million for the nine months ended September 30, 1999 to $4.3 million for the same period in 2000, primarily due to additional personnel costs and other expenses associated with enhancing the Company's infrastructure to support expansion of its operations. As a percentage of total revenues, general and administrative expenses decreased from 16% for the nine months ended September 30, 1999 to 15% for the same period in 2000. The decrease as a percentage of total revenues was primarily due to the increase in total revenues.

       Other income (expense)-Other income (expense) changed from $(1.5) million net other expense for the nine months ended September 30, 1999 to $1.7 million net other income for the same period in 2000. See discussion above in the comparison of quarterly results.

       Provision for income taxes-The Company recorded a tax provision of approximately $343,000 for the nine months ended September 30, 2000. This provision reflects an effective tax rate of 11.2% for that period. See discussion above in the comparison of quarterly results for additional information.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, cash and cash equivalents totaled $67.8 million, representing 74% of total assets. In March 2000, the Company raised $87.0 million of net proceeds from an initial public offering. For the nine months ended September 30, 2000, the Company earned interest of $2.4 million on cash and cash equivalents. As of September 30, 2000, the Company had interest-bearing debt outstanding of approximately $99,000, related to certain equipment acquired under a capital lease.

      For the nine months ended September 30, 2000, net cash used in operating activities was approximately $125,000. For the same period in 1999, operating activities provided net cash of $525,000. The decrease in cash provided by operating activities primarily reflects an increase in accounts receivable and prepaid expenses, partially offset by an increase in deferred revenues. The increase in accounts receivable was primarily due to an increase in the number and dollar value of arrangements with extended payment terms.

      Net cash used in investing activities for the nine months ended September 30, 2000 increased to $4.3 million from $685,000 for the same period in 1999. The increase is a result of the Company's acquisition of xVault in April 2000 and an increase in the Company's investment in property and equipment in support of its rapidly expanding operations. The Company expects to continue to invest in property and equipment in the ordinary course of business as required. In the third quarter of 2000, the Company launched a project to implement software to improve management of its sales and marketing, research and development, professional services and technical support functions. The total investment in this program, which the Company expects to be substantially complete before the end of 2000, is expected to exceed $1.0 million, excluding training and other periodic costs. The capitalized costs associated with this program will be amortized over a three-year period.

      For the nine months ended September 30, 2000, cash provided by financing activities was $69.7 million, which reflects net proceeds from the Company's initial public offering offset by repayments of certain debt obligations. Employee exercises of stock options generated proceeds of approximately $420,000 during the first nine months of 2000. For the same period in 1999, cash provided by financing activities was $812,000.

      The Company believes that its current cash, cash equivalents and anticipated cash flows from operating activities will satisfy anticipated working capital and capital expenditure requirements for at least the next twelve months. After that, the Company may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. The Company cannot provide assurance that additional financing will be available at all or that, if available, the Company will be able to obtain it on terms favorable to the Company.

RISK FACTORS

       There are a number of important factors that could affect the Company's business and future operating results, including, without limitation, the factors set forth below, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors. Any of the following factors could harm our business and our future operating results. References to "we", "us", or "our" below mean OTG Software, Inc. and its wholly-owned subsidiaries.

We may not be able to sustain our current revenue growth rates

       Although our revenues have grown rapidly in recent years, we may not be able to maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as our base of revenue increases. In addition, growing competition, lower-than-expected market acceptance of Windows NT or Windows 2000, or the failure of the market for storage area networks to develop, could also affect our revenue growth.

Our operating results may fluctuate significantly

       Our revenues in any quarter will depend substantially on orders we receive, ship and determine to be collectable in that quarter. In addition, we typically receive a significant portion of orders during the last month of each quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses in time to compensate for any revenue shortfall. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

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

       - the failure of customers, especially those to whom we have granted extended payment terms, to pay amounts owed when due, and;

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

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

       We continue to increase the scope of our operations and have grown our headcount substantially. As of June 30, 1998, we had 104 employees, as of December 31, 1998 we had 144 employees, as of December 31, 1999 we had 172 employees and as of September 30, 2000, we had a total of 251 employees. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

       We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. For the first nine months of 2000 and for 1999, 1998 and 1997, sales of our XtenderSolutions products accounted for at least 70% our total revenues. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

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

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products

       Our original equipment manufacturers, value-added resellers, distributors and direct sales force might target the same sales opportunities, which could lead to an inefficient allocation of sales resources. This would result in us marketing similar products to the same end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers, value-added resellers, distributors and other sales channels and result in them being less willing to market our products aggressively, and could compromise margins on products the Company sells directly.

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

       We have only recently begun to provide outsourced data storage service through OnlineStor.com and do not have any significant experience in the market for these services. We are expending significant resources to develop the market for these services and if this market fails to develop, or if we are not able to penetrate it successfully, we will not realize any return on this investment, and our business may suffer.

If we encounter system failures or other difficulties in providing outsourced data storage services, we could be exposed to liability and our reputation could suffer

       We depend upon a hardware and networking infrastructure to deliver outsourced data storage capacity to our customers. If this infrastructure fails, or customers otherwise experience difficulties or delays in retrieving data, we could face liability claims from them and our reputation could be damaged. We currently do not develop the hardware and networking infrastructure ourselves, but rather contract with third parties, such as storage service providers and application service providers, to supply these components on our behalf. For this reason, we are dependent on the performance of the systems deployed and maintained by these parties, whom we will not control. In some cases, we might contract directly with the customer to provide the outsourced services; in other cases, we might act as a reseller for application service providers, storage service providers or others. In either case, we would expect to include contractual provisions limiting our liability to the customer for system failures and delays, but we cannot be sure that these limits will be enforceable or will be sufficient to shield us from liability. We also expect that we would carry liability insurance to cover problems of this nature, but we cannot guarantee that insurance will be available or that the amounts of our coverage will be sufficient to cover all potential claims.

Other companies have developed or may choose to develop competing products and potential customers for our products may choose to develop internal data storage management capabilities or satisfy their needs with a traditional data back-up solution, any of which could cause our revenues and our business to suffer

       We face a variety of competitors that offer products with some of our products' features. Some potential customers may elect to internally develop capabilities similar to those provided by our products rather than buying them from us or another outside vendor. Although our products generally enhance traditional data back-up capabilities offered by companies such as VERITAS Software, Legato Systems, Computer Associates International and IBM, our products may compete against traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, VERITAS Software has recently begun to offer a Windows NT-based product that competes with DiskXtender and a Microsoft Exchange-based back-up product for e-mail attachments that competes with EmailXtender. If potential customers choose to develop their own capabilities, choose a traditional data back-up solution or purchase a competing product, our revenues and business will suffer.

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

       Our future success also depends, in part, on the compatibility of our products with other vendors' software and hardware products, particularly those provided by Microsoft and storage area network manufacturers. Microsoft or other vendors may change their products so that they will no longer be compatible with our products. These vendors may also decide to bundle their products with other competing products for promotional purposes. If that were to happen, our business and future operating results might suffer as we might be priced out of the market or no longer be able to offer commercially viable products.

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


                     (this space intentionally left blank)

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

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenue and business

       In both 1998 and 1999, products we sold to customers outside the United States accounted for approximately 6% of our total sales. For the nine months ended September 30, 2000, the Company's international revenues represented 11% of total revenues. One sale of software licenses recognized in the second quarter of 2000 represented 34% of the international revenues for the first nine months of 2000.

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

If we undertake acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock

      In April 2000, we acquired a complementary business by means of a merger. We may continue to make investments in complementary companies, products or technologies. We could have difficulty in integrating an acquired company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline. As of the date of this report, we have no agreements or understandings regarding any future acquisitions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

       The Company does not currently have any derivative financial instruments and does not invest in derivative financial instruments. The Company invests excess cash in short-term, highly-liquid investments. In addition, the Company currently has no long-term indebtedness, except for $99,000 related to certain equipment acquired under capital lease. As a result, the Company believes that its exposure to interest rate risk is not material to its financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       The Company is not party to any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

       The Company sold 5,000,000 shares of its Common Stock on March 10, 2000 pursuant to a Registration Statement on Form S-1 (Registration No. 333-93581), which was declared effective by the SEC on March 9, 2000. A stockholder of the Company sold an aggregate of 750,000 shares of the Company's Common Stock pursuant to this registration statement. The managing underwriters of the initial public offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., SG Cowen Securities Corporation and Friedman, Billings, Ramsey & Co., Inc. The aggregate, gross proceeds raised in the initial public offering from the sale of the stock by the Company and the selling shareholder were $95.0 million and $14.25 million, respectively. The Company's total expenses in connection with the initial public offering were approximately $8.0 million, of which $6.7 million was for underwriting discounts and commissions and approximately $1.3 million was for other direct expenses of the offering. The Company's net proceeds from the initial public offering were approximately $87.0 million. From the effective date of the registration statement through September 30, 2000, the Company used $18.2 million of such net proceeds to retire its revolving line of credit facility, subordinated senior notes, notes to its principal stockholder, notes to certain other related parties and distributions to certain stockholders to cover their aggregate federal and state income tax liabilities for 1998, 1999 and the portion of 2000 prior to the Company terminating its S Corporation status and approximately $2.7 million for operating and investing activities in the normal course of business. Of the $13.2 million distribution to related parties, approximately $8.7 million was paid to certain officers, directors and 10% stockholders of the Company. In addition, the Company acquired xVault in April 2000 for consideration consisting of cash of $1.75 million and 159,996 shares of the Company's common stock. xVault was a provider of e-mail software. See Note 3 to Notes to Condensed Consolidated Financial Statements for additional information related to the Company's purchase of xVault.

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

           10.6 Lease for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Three Month Period Ended June 30, 2000).

           27.1   Financial Data Schedule as of September 30, 2000

           27.2   Financial Data Schedule as of September 30, 1999

       (b) Reports on Form 8-K

           July 10, 2000       Item 2; Related to OTG Software's acquisition of
                               xVault.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By: /s/  RICHARD A. KAY                                 Date: October 19, 2000
    -----------------------------
         Richard A. Kay
         President, Chairman and Chief Executive Officer

By: /s/  RONALD W. KAISER                               Date: October 19, 2000
    ----------------------------
         Ronald W. Kaiser
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)



                     (this space intentionally left blank)