Form 10-K405
period 2000-12-31
OTG SOFTWARE INC
filed 2001-03-07
CIK 1101757

===============================================================================
              FORM 10-K. - ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


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


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

   OTG Software, Inc.          Common stock,                      Nasdaq
                         par value $0.01 per share           National Market
      (Registrant)         (Title of each class)          (Name of each exchange
                                                           on which registered)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [x]     No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of the voting stock of OTG Software, Inc. held by non-affiliates on January 31, 2001 was approximately $134,275,000. As of January 31, 2001, there were issued and outstanding 27,858,193 shares of OTG Software, Inc. common stock, $0.01 par value.

                      Document Incorporated By Reference

      Certain portions of the Company's definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2001 will be incorporated by reference into Part III of the Form 10-K.

















                    (this space intentionally left blank)

                              OTG SOFTWARE, INC.
                                  Form 10-K
                         Year Ended December 31, 2000

                              Table of Contents

                                                                                                       Page
                                                                                                       ----
PART I

Item 1.    Business                                                                                      1

Item 2.    Properties                                                                                    15

Item 3.    Legal Proceedings                                                                             15

Item 4.    Submission of Matters to a Vote of Security Holders                                           15

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                                      15

Item 6.    Selected Financial Data                                                                       17

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations         18

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                    36

Item 8.    Consolidated Financial Statements and Supplementary Data                                      37

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure          59

PART III

Item 10.   Directors and Executive Officers                                                              59

Item 11.   Executive Compensation                                                                        59

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                59

Item 13.   Certain Relationships and Related Transactions                                                59

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                               59

SIGNATURES                                                                                               62

PART I

ITEM 1.  BUSINESS

OVERVIEW

      Since our inception in 1992, we have provided software offerings, primarily based on the Windows NT operating system, to fulfill a variety of storage management needs in many customer environments. We are a provider of online data storage and data access software that enables enterprises to move, store, manage and access data and email quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide network storage system.

      In this report, references to "we", "us", "our" and "the Company" refer to OTG Software, Inc. and its wholly-owned subsidiaries. Certain information contained herein should be considered "forward-looking information" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include the timely development and market acceptance of our products and our ability to manage our growth. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. For example, our forward-looking statements include statements regarding:

     -   revenue growth;

     -   development, deployment and acceptance of new products;

     -   technological changes;

     - use of the proceeds from our initial public offering and follow-on public offering;

     -   variations in gross margin;

     -   expansion plans;

     -   spending on research and development;

     - levels of expenditures generally, including investments in property and equipment;

     -   changes in account receivable, including collections activities, and;

     -   sufficiency of our liquidity and capital resources.

      Such forward-looking statements are made only as of the date of this report. Important factors known to us that could cause such material differences are discussed under the caption "Risk Factors" below. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

INDUSTRY BACKGROUND

The growth of data storage

      The growth of data-intensive computing functions such as e-commerce, email, multimedia applications, complex enterprise computer applications and the conversion from paper to electronic storage has fueled rapid growth in the amount of data stored within an enterprise. For example, International Data Corporation, an independent information technology research firm referred to as IDC, projects that the number of email messages sent per day worldwide will grow from approximately 9.7 billion in 2000 to 35 billion in 2005. This growth has resulted in an increased demand for more efficient methods to store and retrieve data. IDC estimates that multi-user disk storage grew from more than 7,000 terabytes in 1993 to more than 184,000 terabytes in 1999, and will reach more than 1.9 million terabytes in 2003. A byte is the amount of computer memory required to store one number, letter or symbol; a terabyte is equal to one trillion bytes.

      The dramatic growth in data storage is driving the demand for many types of storage technology, such as new storage devices, networking hardware, network transmission technology and software. Many enterprises are trying to manage larger amounts of data, creating a demand for software that can automate this task. Industry analysts predict that demand for data storage software in particular will grow significantly. Gartner Group, an independent information technology research firm, estimates that the storage management software market will grow from $4.2 billion in 1999 to $14.7 billion in 2004.

 Traditional data storage and back-up

      Users traditionally have stored data on hard disks or other storage devices connected to their personal computers or computer networks, a configuration referred to as primary storage or direct attached storage (DAS). In addition to primary storage, enterprises have widely adopted back-up processes to insure against the loss of data by creating and storing duplicates of existing data files. The traditional back-up process moves large volumes of data to secondary storage devices not directly accessible by users and applications. Typically, an enterprise will perform a full back-up of all data once a week and incremental back-ups on each of the other six days of the week. An incremental back-up operation copies only those files that have changed since the last full back-up. There are several significant problems with traditional data storage and back-up methods:

           - Expensive primary storage capacity is consumed rapidly. Hard drives and other storage devices used for primary storage are more expensive than remote and back-up storage devices and have a limited capacity. This capacity is often quickly exhausted, and the user or the enterprise must then either purchase additional capacity or delete data. An enterprise incurs additional expense not only for the purchase of additional storage devices, but also for the administrative time required to install, allocate and manage this additional primary storage capacity.

           - Repetitive back-up consumes network transmission capacity. As the amount of data increases, repeatedly backing up the same data consumes increasing amounts of network transmission capacity, or bandwidth. Computer networks have a limited amount of bandwidth, and most of this capacity is consumed during business hours by the demands of the network's users. As a result, networks lack the capacity to transmit data to storage devices for back-up during business hours. In addition, as enterprises expand their operations internationally, as the Internet makes networks more accessible and as the workday becomes longer, the number of hours available each day for back-up is shrinking. As a result, network administrators have smaller

                    (listing continued on following page)

                   (listing continued from preceding page)

                 windows of time in which they can back up increasing amounts of data without impairing the performance or accessibility of the network.

           - Failure to manage data results in an inefficient back-up process. Most files on a typical file server are not frequently accessed more than 30 days after they are created. Repeatedly backing up the same unchanged data consumes more back-up storage capacity unnecessarily, and requires an enterprise to expand its storage capacity with each subsequent back-up. In addition, because network administrators cannot determine which files are important, they either save most files or randomly delete them.

           - Access to stored data is limited. Infrequently accessed data is typically migrated from primary storage devices to secondary storage devices, such as tape libraries, magnetic optical disks, CD and DVD libraries, network attached storage
                 (NAS) and storage area network (SAN) devices. Once this process has occurred, the time and effort necessary to retrieve a migrated file is significant. A user will need to know information such as the file name, the original storage location and the date of the back-up. When this information has been determined, the network administrator will then use this information to retrieve the file manually. This process is inefficient for the user, who must wait for the needed file, and for the network administrator, who must act as an intermediary and retrieve the file. In addition, files that have been deleted from primary storage and only reside on secondary storage devices are not readily accessible to software applications that may need the data contained in the file.

           - Data is stored randomly at diverse locations. The distribution of data and applications on multiple personal computers and servers throughout a computer network has led to the decentralization of data storage management and the distribution of storage resources throughout the network. Distributed storage management on expensive primary storage devices throughout a network results in inadequate storage management, increased administrative time and costs and inefficient use of storage devices.

 The emergence of storage area networks

      In response to the limitations of traditional data storage and back-up methods, storage area networks have emerged. A storage area network is a network of servers and data storage devices that are interconnected at high speeds, typically using Fibre Channel transport technology, which allows network resources to be located at remote and diverse locations. Enterprises are increasingly deploying storage area networks in an effort to move data storage operations off of their local area networks to a separate network dedicated to data storage. Moving these operations to storage area networks frees up bandwidth on the local area network for more efficient operation of enterprise software applications and communications. Storage area networks can be significantly less expensive to maintain and expand than traditional data storage systems because they enable shared, high-speed access to stored data. IDC estimates that the total worldwide storage area networks market, including both hardware and software, will grow from $3.4 billion in 1999 to $13.8 billion in 2003.

      Despite the greater capacity and speed offered by storage area networks, storage area networks do not address the need to make management and access of data more efficient. In particular, storage area networks fail to determine which data should be stored, do not provide efficient transfer of data to the storage area network, do not enable immediate access to backed-up data and cannot provide an effective index of stored data.

The need for data storage management software

      In order to address the problems of traditional storage and back-up methods, and to take advantage of the power of storage area networks, a data storage solution must:

           - automatically apply policies that determine whether, or for how long, data should be stored;

           - provide efficient transfer of data to and from storage devices throughout networks, including local area networks and storage area networks;

           -     provide a detailed index of stored data;

           - enable rapid and easy retrieval of stored data selected by users and software applications;

           -     maximize the effective capacity of existing storage devices;

           -     provide secure Web access to stored data; and

           - automatically consolidate stored data and provide centralized storage management.

 The problems of email management and storage

      Email is an integral part of business communications. As a result of the increased use of email both as a messaging system and a document delivery system, system administrators need to manage and store large numbers of email messages and attachments without compromising the reliability of the system or restricting message or attachment size. System administrators are also confronted with the challenge of protecting and restoring email communications during and after computer virus attacks. In addition, as email becomes increasingly important, the lack of administrative control threatens an enterprise's record management procedures and its ability to comply with applicable regulatory and legal requirements.

 The need for email management and storage software

      In order to address the problems of email management and storage, and to enable an enterprise to take full advantage of the speed and convenience of email, an email management and storage solution must:

           - provide fast and efficient access to stored email messages and attachments;

           - reduce back-up time and enhance system performance while reducing costs;

           - eliminate the need for administrative restrictions on message or attachment size;

           - facilitate management of message stores and guard against the loss of information following virus attacks, enabling recovery within hours rather than days; and

           - ensure adherence to formal email policies that correspond to an enterprise's traditional record management policies and requirements.

THE OTG SOFTWARE SOLUTION

      We are a provider of online data storage management and data access software. Our software provides customers with the following benefits:

           - Efficient use of storage capacity. We enable automated data migration to less expensive secondary storage devices and networks.

           - Data consolidation and centralized management. We provide automated consolidation of stored data and centralized data storage management.

           - Fast data access. We provide quick and easy access to data for users and software applications, including secure Web access.

           - Dynamic email management. We provide efficient storage, indexing, archiving and retrieval of email messages and attachments.

           - Increased efficiency of back-up systems. We reduce the time required for data back-up, maximize use of back-up storage capacity and increase available network bandwidth by eliminating the repetitive back-up of unchanged data.

           - Diverse storage options. We support many different types of data storage devices within the same data storage system to maximize performance and minimize cost.

           - Fast and easy installation and use. We make installation, configuration and use quick and easy, using an intuitive graphical user interface, which allows a user to interact with our product through the use of windows and icons in a point-and-click system.

           - Flexibility and scalability. Our software expands quickly and easily to accommodate changes in the size of a data storage system from a single storage device to an enterprise-wide network storage system and to support additional users and applications.

THE OTG SOFTWARE STRATEGY

      Our objective is to extend our position as a provider of online data storage management and data access software. To achieve this objective, we intend to:

Expand our presence in the storage area network market. We intend to expand the current use of our XtenderSolutions product suite in the storage area network market with our recently released SANXtender product. This product customizes our core technology to maximize the capabilities of storage area networks. We have successfully demonstrated the compatibility of our technology and its ability to operate with the products of manufacturers of storage area network technologies, such as Advanced Digital Information, ATL Products, ATTO Technology, Brocade Communications Systems, Chaparral Network Storage, Compaq Computer, Crossroads Systems, Emulex, Gadzoox Networks, Hewlett-Packard, QLogic and Vixel. In addition, we are pursuing alliances with other leading storage area network companies.

Capitalize on our position as an early provider of email storage management. To meet accelerating demand for email storage management software, we recently released EmailXtender, an email storage, indexing, archiving and retrieval application, designed to be integrated with leading third-party email platforms. In April 2000, we completed the acquisition of xVault, enhancing our core EmailXtender technology. In addition, we have recently entered into relationships with JVC, Plasmon and Tech Data, whereby they will resell our EmailXtender technology. We intend to pursue additional strategic alliances with other leading providers of email solutions, such as email outsourcing providers, hardware manufacturers and email system integrators. We also intend to leverage our dynamic email management technology to broaden the adoption of our solution in the electronic collaboration market, which includes applications such as unified and instant messaging.

Expand the availability of our application service provider offering through OnlineStor.com. As Internet access becomes faster and more secure, increasing numbers of enterprises are turning to leased or metered online storage solutions as a cost-effective alternative to in-house capabilities. We intend to capitalize on this market opportunity by expanding our existing relationships and pursuing additional relationships with application service providers and storage service providers.

Broaden our core technology. We intend to continue our efforts to broaden our technology to operate on multiple operating systems and support all major primary and secondary storage devices. In February 2000, we released DiskXtender 2000, which operates on the Windows 2000 platform. In December 2000, we announced the availability of DiskXtender for the UNIX and Linux operating systems. We intend to develop new versions of our products that will provide the ability to manage data on UNIX and Linux file servers, allowing us to address a broader market. In addition, with DiskXtender 2000, we introduced support for network attached storage, or NAS, which refers to stand-alone, intelligent storage devices that attach directly to a network.

Increase international sales efforts. We expect the international market for our software to continue to grow, and we intend to continue to expand our presence in strategic international markets. In March 2000, we entered into a strategic alliance with Mitsui to resell our software in Japan and to create a Japanese version of DiskXtender. In August 2000, we opened our European headquarters in Cambridge, England. In order to continue to address this global opportunity, we plan to accelerate the hiring of sales, service and support personnel and establish new relationships with value-added resellers and distributors in these markets.

PRODUCTS AND SERVICES

      The XtenderSolutions product suite includes a number of application-focused products to provide customers with the ability to move, store, manage and access data on the Windows NT platform. The following table summarizes our XtenderSolutions product suite:

          Products                                Description
          --------                                -----------
      DiskXtender                   Our core product; enables comprehensive
                                    data storage management throughout an
                                    enterprise's network

      ApplicationXtender            Organizes and stores data used by
                                    Windows-based applications and enables
                                    users to display, print, fax, email or
                                    annotate the stored data

      WebXtender                    Provides access to data over an intranet
                                    or the Internet using a standard Web
                                    browser

      EmailXtender                  Provides intelligent email storage,
                                    indexing, archiving and retrieval and is
                                    designed to be integrated with leading
                                    email platforms


                    (listing continued on following page)

                   (listing continued from preceding page)


      SANXtender                    Provides automated, centralized management
                                    of storage area network data, enabling
                                    users and applications to access this data
                                    directly

      ColdXtender                   Manages the storage of computer-generated
                                    data for use in preparing forms and
                                    reports in standardized formats

      ERMXtender                    Provides enterprise report management of
                                    data and makes electronic reports
                                    accessible over the Web

      OnlineStor.com                Provides our XtenderSolutions product
                                    suite on a leased or metered basis over
                                    the Web through application service
                                    providers and storage service providers

      In addition, in November 2000, we announced a partnership with Kofax Image Products (Kofax) that integrates Kofax Ascent Capture, software that is used in high volume document scanning applications, with our suite of software products. The combined solution, called "Ascent Capture for OTG," enables users to digitize paper documents at local or remote sites across the enterprise, extract data from the imaged documents and seamlessly integrate that information into leading workflow and content management applications.

      Our product pricing is generally established on a per license basis. An example of a representative customer's requirements would include the need to move, store, manage and access approximately 10 terabytes of data by 25 concurrent users accessing the data from the customer's network and 100 concurrent users accessing data over the Web supported by three servers. Under this scenario, a product configuration would include:

           - DiskXtender. The list price of DiskXtender for two Storage Tek 9740-100 tape libraries (representing 10 terabytes of data) is approximately $50,000. In addition, the customer would need to purchase four additional DiskXtender agent licenses to support the remote storage servers required in its network for a total list price of $56,000 and maintenance of $10,640.

           - ApplicationXtender. To support 25 users accessing the data from the network, the customer would need to purchase 25 concurrent ApplicationXtender licenses at a list price of approximately $38,000 and maintenance of $7,220.

           - WebXtender. To support 100 Web users, the customer would need to purchase 100 concurrent WebXtender licenses at a list price of approximately $62,000 and maintenance of $11,780.

           - EmailXtender. To support the full management of up to 500 mailboxes, the customer would need to purchase an EmailXtender license for a total list price of $42,000 and maintenance of $8,000.

           - SANXtender. Given the above configuration, to enable storage management utilizing a Fibre Channel storage area network, the customer would need to purchase SANXtender licenses for a total price, including maintenance, of $2,975 per application or file server attached to the storage area network. The number of servers attached to the storage area network depends upon the number of applications and application or file servers operating in the local area network.

      The list price for this XtenderSolutions configuration, excluding SANXtender, would be approximately $198,000, with annual maintenance of approximately $37,640.

Products

DiskXtender. The cornerstone of our product suite is DiskXtender. DiskXtender is a server-based, Windows NT, Windows 2000, UNIX and Linux solution that enables management of data throughout an enterprise's network while tracking and managing stored file locations. DiskXtender enhances a data storage system by increasing its primary storage capacity and providing constant accessibility to data while integrating stored files with other enterprise applications. DiskXtender uses advanced features such as caching technologies, which temporarily store frequently accessed or recently accessed data and thereby speed up an application's access to data. DiskXtender is currently the only Windows NT and Windows 2000 storage solution that manages all major types of storage devices, from optical and tape to CD-ROM, DVD and NAS. We provide a DiskXtender application programming interface allowing end-users and original equipment manufacturers to integrate DiskXtender with software applications, such as Web browsers, word processing, accounting and imaging.

      DiskXtender has won the following awards, among others:

           - 1999 Solutions Integrator Impact Award for Best Storage Product from International Data Group, the parent of IDC; and

           - 1998 and 1999 Product of the Year Awards from Imaging & Document Solutions magazine.

ApplicationXtender. ApplicationXtender organizes and stores data used by Windows-based applications and enables users to display, print, fax, email or annotate the stored data. Because ApplicationXtender integrates the host applications chosen by the end-user with DiskXtender technology, end-users can access, retrieve, control and view data through the host applications. As with DiskXtender, an application programming interface toolkit allows customers and original equipment manufacturers to integrate ApplicationXtender with existing applications.

WebXtender. WebXtender provides access to data over an enterprise's intranet or the Internet using standard Web browser interfaces. WebXtender offers data display and search functionality in any ApplicationXtender application, while providing remote access to stored data. Because WebXtender requires only a standard Web browser to be installed on the user's workstation, WebXtender minimizes overhead and costs of client software distribution and configuration.

EmailXtender. EmailXtender is an email storage, indexing, archiving and retrieval application that is designed to be integrated with leading email platforms. This technology provides for dynamic, real-time capture of email messages and attachments into a central repository without administrator intervention and eliminates the need for administrative restrictions on message or attachment size. In addition, EmailXtender enables full-text and key word searches of messages and attachments. EmailXtender also permits timely recovery from virus attacks; preserves non-infected messages, preventing loss of critical information; and allows for system recovery in one central location. In addition, EmailXtender's ability to categorize and manage email according to specific business needs provides flexible retention rules for any category of email, allowing enterprises to conform their email management to their record management policies and applicable regulatory and legal requirements.

SANXtender. SANXtender applies our core data storage management and access technology to the storage area network. SANXtender links storage area network technologies to local area network applications, allowing data transfer and storage without moving data through servers on the local area network. SANXtender automatically identifies and coordinates available switches, routers and storage devices in a storage area network to enable more efficient movement of data. SANXtender frees the resources of the local area network and provides applications and users with the ability to access data at the faster speed of a storage area network. We have successfully demonstrated the compatibility of our technology and its ability to operate with the products of manufacturers of storage area network technologies, such as Advanced Digital Information, ATL Products, ATTO Technology, Brocade Communications Systems, Chaparral Network Storage, Compaq Computer, Crossroads Systems, Emulex, Gadzoox Networks, Hewlett-Packard, QLogic and Vixel.

ColdXtender. ColdXtender manages the storage of computer-generated output data for use in preparing forms and reports in standardized formats, such as insurance claims and reports. ColdXtender stores, compresses and catalogues report data in searchable databases.

ERMXtender. ERMXtender is based on our ColdXtender product and provides enterprise report management of data for use in preparing forms and reports in standardized formats. In addition, ERMXtender manages complex, high volume streams of data and makes electronic reports accessible over the Web.

OnlineStor.com. We offer our products as an outsourced data storage and management service under the name OnlineStor.com. These services are offered on a metered or leased basis through application service providers and storage service providers. OnlineStor.com enables enterprises to store and manage data over the Web with functionality similar to that of the XtenderSolutions product suite. Our customers realize hardware and maintenance cost savings over in-house storage systems by using this service.

Professional services and support

      We maintain a professional services division responsible for providing customers with maintenance and technical support, consulting and training services related to our XtenderSolutions products, which consist of:

           - analysis of a customer's requirements for data storage and management;

           -     software design and implementation;

           -     business process analysis and implementation;

           -     product installation and upgrading;

           -     custom documentation; and

           -     training.

      When a customer licenses our products, we make available a support package that includes installation, configuration and testing, access to an on-call technical help desk, a technical support website and software updates. We also host regularly scheduled training seminars in the Washington D.C. metropolitan area, on the West Coast and, upon request, at a customer's site. In addition to our own capabilities, our value-added resellers and system integrators perform similar professional services for our customers.

PRODUCT DEVELOPMENT

      To remain competitive, we must continue to enhance existing products and develop new products and technologies. Since our formation, we have made significant investments in developing and enhancing our core DiskXtender product and other related products. Our current initiatives include:

           - continuing our efforts to enable our XtenderSolutions suite of products to operate on the UNIX and Linux operating systems;

           - extending our EmailXtender technology for use with electronic collaboration applications, such as unified and instant messaging and wireless technologies, and;

           - expanding our EmailXtender and DiskXtender technologies to NAS devices dedicated to email storage.

      In addition, our advanced technology group actively identifies and implements the latest technology developments, such as:

           - Extensible Markup Language, referred to as XML, an emerging standard for sharing data over the Internet that allows software applications to communicate efficiently on a wide variety of software platforms;

           - Microsoft's Simple Object Access Protocol, referred to as SOAP, which further improves the ability of software applications to interact over the Internet by using an XML-based approach to programming; and

           - emerging standards for the creation of business systems that integrate enterprise-wide software applications and network infrastructure.

      We believe that by making our products compatible with XML, SOAP and emerging business systems standards, we will have an opportunity to address storage needs generated by a wide range of software applications.

      Our research and development expenses were $8.8 million for 2000, $5.1 million for 1999 and $4.0 million for 1998. As of December 31, 2000, we had 82 employees dedicated to research and development. We intend to continue to make significant investments in research and development activities.

TECHNOLOGY

      DiskXtender is the cornerstone of the XtenderSolutions product suite. DiskXtender employs a variety of advanced technology features. DiskXtender uses software agents that prevent the file server hard disk from running out of free space by checking space utilization against a watermark, or threshold setting, that can be established by the customer. Migration, space management and retention policies are defined by the user and can be customized for any application requirements, based, for example, on age, size or file name. Based on these rules, DiskXtender will migrate eligible files to secondary storage. In addition, based on defined watermarks, DiskXtender will truncate the original file data to make space for additional data. File truncation removes the original file data from the file server hard disk, leaving behind a stub file, or place marker, freeing the space for other use.

      When the contents of a file server hard disk are viewed by an application, such as Windows Explorer, DiskXtender displays the contents of the file server hard disk in a way that makes the application see the original file size instead of the stub file.

      When an application attempts to open the original file, DiskXtender:

           -     captures the request to open the file;

           -     refers to the stub file associated with the file;

           - determines the library and storage device to which the file was migrated; and

           - retrieves the file from the extended storage system by copying it back to the original file server hard disk for use by the application that requested it.

      DiskXtender manages all file migration based on incoming file requests and defined storage policies. Recall of file data from secondary storage devices is performed automatically. When the contents of a file server hard disk are accessed by a back-up application, DiskXtender recognizes the back-up application and intelligently manages the back-up data. Instead of backing up all data on the extended storage system, it allows the back-up application to back up only the stub files, which represent a significantly smaller amount of data. This feature reduces the time required for back-up and also reduces the amount of data that must be backed up.

CUSTOMERS

      We have licensed our products to over 7,600 corporations, government agencies and other organizations across a broad spectrum of industries. The following table lists some of our customers, each of which has accounted for more than $25,000 of our revenues since January 1998.

      Automobile Association of America                         Bank of America
      American Airlines                                         Nortel Networks
      Boeing                                                    Parker Hannifin
      Booz.Allen & Hamilton                                     PSINet
      Citicorp                                                  Raytheon
      Delta Airlines                                            Seaboard International Forest Products
      Dow Chemical                                              State of California
      Ingram Entertainment                                      Unisys
      Marathon Oil                                              U.S. Department of Defense
      Mayo Clinic                                               U.S. Federal Aviation Administration
      McKesson/HBOC                                             U.S. Navy
      Merrill Lynch                                             University of Miami
      Nabisco                                                   Veterans Administration Hospitals
      NASA Johnson Space Center                                 The Washington Post
      NASD                                                      General Electric

How three of our customers have used our data storage management and data access solutions

Revamping a paper-based system at American Airlines Federal Credit Union. With 36 branch locations and 180,000 employee members, the American Airlines Employees Federal Credit Union (AAEFCU), based in Fort Worth, TX, uses our content management system in conjunction with Hewlett Packard jukeboxes to ensure the financial safety of its membership. The 350-employee AAEFCU is a separate entity of American Airlines, Inc. and is a benefit the airline offers its active and former employees, creating a widespread international customer base.

      AAEFCU did away with a paper-based system that was causing miscommunication, lowering membership service, and had the potential for fraud. In addition, the organization had to deal with 3,000 - 4,000 COLD (computer output to laser disk) reports and 200 multi-page loan documents generated daily, all of which were stored on microfiche.

      After an extensive review process, AAEFCU chose our offerings as the best solution to meet their needs. Compatibility with existing systems was important as their data processing software, the software that runs credit union operations from tracking balances to payroll, needed to work with the electronic document system. In addition, since AAEFCU didn't have a staff of programmers, they needed a solution with low maintenance architecture. AAEFCU also liked that the OTG Software system could be easily installed, did not require extensive training of the staff and was easy to use. AAEFCU uses DiskXtender to drive the Hewlett Packard jukebox that stores all the information, ApplicationXtender for client-side software and COLDXtender to automatically download and archive reports.

      Loan documents are now scanned in to their system as a single file and these scanned images are stored on the jukebox. COLD reports are similarly saved, indexed and filed on the system. The OTG Software system is now installed on employee desktops at all 36 branches. The return on investment was achieved in 15 months. The new system has increased employee productivity, allowed for backup and disaster recovery, provided fast access to reports, and has improved customer service.

Automating data storage in a regulated environment at the National Association of Securities Dealers. The National Association of Securities Dealers (NASD) was created in 1938 to regulate the securities industry for the protection of investors. Today, every broker/dealer in the U.S. that conducts a securities business with the public is required by law to be a member of NASD. The NASD Regulation subsidiary oversees the activities of 5,400 securities firms with more than 58,000 branch offices; all securities professionals must register with NASD to do business.

      NASD uses a Central Registration Depository (CRD) system to maintain the qualification, employment and disciplinary histories of more than a half-million registered securities professionals. Every day, NASD receives upwards of 10,000 applications and re-certification documents from securities brokers and their employees. By law, those documents - from application forms to background checks to fingerprint cards - must be stored and archived.

      To deal with an increasing volume of data and 10 million records archived on microfilm, NASD selected our data storage management solution. Now NASD has our DiskXtender and ApplicationXtender deployed on 185 workstations. The system intelligently indexes, organizes, and retrieves all scanned documents with the virtually unlimited storage capacity of the DiskXtender system.

      Eleven years worth of legacy records (50 gigabytes) were immediately archived. Then the system was used to store the new data coming in. Total cost of ownership was reduced through the elimination of a mainframe system and microfilm. The system also produced greater productivity and better customer service.

Managing email at Seaboard International. Seaboard International Forest Products, one of the 20 largest forest products wholesalers in the United States, needed a way to store and manage an increasingly large volume of email. Individual users at Seaboard International were keeping up to three or four thousand messages in their individual mailboxes, which overburdened the email server. In addition, Seaboard International and its employees lacked the ability to search its large number of stored emails quickly and effectively.

      Seaboard International recently engaged us to provide an email management and storage solution. By efficiently moving email messages off of its email server and onto storage devices, EmailXtender has improved the performance of Seaboard International's email server while also providing quick access to stored messages. In addition, EmailXtender's enhanced indexing and archiving capabilities have allowed Seaboard International to conduct quick and effective full-text searches of each email message and attachment across the entire enterprise. EmailXtender also successfully enabled Seaboard International to combat a virus attack with minimal down time by identifying and isolating the workstations that had received a virus-infected message.

SALES AND MARKETING

      We sell our products primarily through relationships with original equipment manufacturers, value-added resellers and distributors. Our distribution through these channels accounted for 86% of our revenues in 2000, 84% of our total revenues in 1999 and 85% of our total revenues in 1998, with no single original equipment manufacturer, value-added reseller or distributor accounting for more than 10% of our total revenues in these periods. Revenues from our OEM channel increased to $8.2 million in 2000 from $2.1 million in 1999. We are also expanding our direct sales force to provide better coverage for larger clients. As of December 31, 2000, we had 96 employees dedicated to sales and marketing.

Original Equipment Manufacturer Relationships. We currently have 15 original equipment manufacturer relationships. These original equipment manufacturers buy our products to incorporate into their own product offerings or resell our products under their own label. We have original equipment manufacturer relationships with Advanced Financial Solutions, Agilent Technologies, Cerner, Data General, a division of EMC, FileNet, Imation, Legato Systems, StorageTek and Tivoli Systems, a subsidiary of International Business Machines Corporation (IBM), among others.

Value-added Reseller and Distributor Relationships. We currently have more than 325 value-added reseller and distributor agreements and relationships, including Affiliated Computer Systems, Cranel, Datalink, Electronic Data Systems, Envision, GE Capital, IKON, JVC, Law Cypress, National Computer Systems, Optical Laser, Plasmon and Tech Data. These resellers service North America, Europe, East Asia and Latin America. Pursuant to these alliances, our value-added resellers and distributors typically market the entire XtenderSolutions product suite, receiving a discount on products sold.

Direct Sales Force. We maintain a direct sales staff with responsibilities for pursuing and managing larger customers, as well as providing support to our distributors, value-added resellers and original equipment manufacturers. We have been hiring additional salespersons and expect to continue to do so.

Marketing. Our marketing department consists of marketing professionals dedicated to advertising, public relations, marketing communications, events and channel partner programs. Our marketing efforts focus on building brand recognition and developing leads for our sales force.

      To achieve these objectives, we maintain a strategic marketing program that includes:

           - a national advertising campaign promoting the XtenderSolutions brand;

           -     a comprehensive Web marketing program and website;

           - programs to enhance communication with our original equipment manufacturers, value-added resellers and distributors, including our XpertPartner conference;

           - seminars to increase the visibility of our executives and generate leads for our sales force;

           -     participation in trade shows; and

           -     direct marketing to targeted corporate customers.

COMPETITION

      We face a variety of competitors that offer products with some of our products' features. Some potential customers may elect to develop internally capabilities similar to those provided by our products rather than buying solutions from us or another outside vendor. Although our products generally enhance traditional data back-up capabilities offered by companies such as VERITAS Software, Legato Systems, Computer Associates International and IBM, our products may compete against such traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, VERITAS Software has recently begun to offer a Windows NT-based product that competes with DiskXtender and a Microsoft Exchange-based back-up product for email attachments that competes with EmailXtender.

      In addition, Microsoft could develop competing products. Windows 2000 will include basic data storage management capabilities. Microsoft could compete with us by enhancing and expanding these capabilities to offer an integrated storage management capability within their basic operating system. This would reduce or eliminate the need to purchase our products, which would cause our revenues and our business to suffer.

      Many of our competitors and potential competitors have substantially greater financial and technical resources than we do. Our competitors may attempt to increase their presence in the data storage management software market by acquiring or forming strategic alliances with other competitors or business partners. This competition may cause us to lose sales and may limit the growth of our revenues and business.

INTELLECTUAL PROPERTY

      Our products are based upon our internally developed intellectual property and other proprietary rights. We rely on a combination of copyright, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our intellectual property. However, we believe that these laws and agreements afford us only limited protection. Despite our efforts to protect our intellectual property, unauthorized parties may infringe upon our proprietary rights. In addition, the laws of some foreign countries do not provide as much protection of our proprietary rights as do the laws of the United States.

EMPLOYEES

      As of December 31, 2000, we had a total of 274 employees. Of these employees, 96 were involved in sales and marketing; 82 were involved in research and development; 52 were involved in quality assurance and customer support; 12 were involved in professional services; and 32 were involved in administrative and corporate functions.

EXECUTIVE OFFICERS

      As of March 7, 2001, our executive officers were:

       Name         Age                               Position
       ----         ---
Richard A. Kay       45     Chairman of the Board, President and Chief Executive Officer
F. William Caple     42     Executive Vice President, Secretary and Director
Ronald W. Kaiser     47     Chief Financial Officer and Treasurer

      Richard A. Kay, our founder, has served as our Chairman of the Board, President and Chief Executive Officer since our inception in 1992. Prior to founding OTG Software, Mr. Kay co-founded National Operator Services, Inc., a reseller of telephone operator services, and NOS Communications, a reseller of AT&T long distance services.

      F. William Caple has served as our Executive Vice President since May 1996. Mr. Caple has served as a member of our Board of Directors since December 1997. From January 1994 to April 1996, Mr. Caple was a partner of the law firm of Galland, Kharasch, Morse & Garfinkel.

      Ronald W. Kaiser has served as our Chief Financial Officer and Treasurer since June of 1998. From April 1998 to June 1998, Mr. Kaiser was an employee of Network Associates, Inc., an Internet security company, following the acquisition of Trusted Information Systems, Inc. by Network Associates, Inc. From May 1996 to April 1998, Mr. Kaiser served as the Chief Financial Officer of Trusted Information Systems, Inc., an information security company. From January 1996 to April 1996, Mr. Kaiser served as a consultant to American Communication Services, Inc., or ACSI, now known as e.spire Communications, Inc. From November 1994 to January 1996, Mr. Kaiser served as the Chief Financial Officer of ACSI.

ITEM 2.  PROPERTIES

      Our operations are headquartered in one 35,000 square foot facility in Bethesda, Maryland that is leased under an agreement expiring on September 30, 2002. We also lease field offices in Irvine, California, Longmont, Colorado, Chicago, Illinois, Nashua, New Hampshire and Cambridge, England. We have entered into a new lease for 93,000 square feet of office space in Rockville, Maryland. We intend to move our headquarters into this new space in the second quarter of 2001, at which time we will seek to sublet our existing headquarters space. We believe that these facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      We are involved in legal proceedings from time to time arising through the normal course of business. We are not currently party to any legal proceedings in which an unfavorable outcome would have a material effect on our results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price range of Common Stock

      Our common stock, $0.01 par value ("Common Stock") began trading on the Nasdaq National Market on March 10, 2000, under the symbol "OTGS." The following table sets forth for the indicated periods in 2000 the high and low sales price of our Common Stock as reported by the Nasdaq National Market.

                                                          High             Low
                                                          ----             ---
      First quarter (beginning March 10, 2000)          $61 7/16         $29
      Second quarter                                    $42 9/16         $13
      Third quarter                                     $44              $19 3/8
      Fourth quarter                                    $47              $6

Holders of Record

      As of January 31, 2001, there were 27,858,193 shares of our Common Stock issued and outstanding held by 119 stockholders of record at that date. The number of holders of record of Common Stock is not representative of the number of beneficial holders because depositories, brokers or other nominees holds many shares.

Dividends

      We made distributions to our stockholders of approximately $60,000, $600,000, $5.5 million and $34,000 during the years ended December 31, 1999, 1998, 1997 and 1996, respectively. Following the closing of our initial public offering in March 2000, we distributed $1.2 million to cover S corporation tax liabilities of our then-existing stockholders. We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and growth of our business. Our commercial credit facility currently prohibits the payment of dividends.

Recent Sales of Unregistered Securities

      We acquired xVault, Inc. (xVault) on April 25, 2000. In exchange for all the outstanding shares of xVault we paid $1.75 million and issued 159,996 shares of our Common Stock to the stockholders of xVault. xVault was a provider of email software. See Note 4 to Notes to Consolidated Financial Statements for additional information related to our purchase of xVault. No more than 35 former xVault stockholders were issued shares of our Common Stock and each was either an accredited investor as defined in Rule 501 of the Securities Act of 1933 or received information required to be provided by Rule
506. These securities were issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sales of securities.

      During 2000, prior to the filing of the Registration Statement on Form S-8 relating to our 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan, we granted stock options to purchase an aggregate 621,900 shares of our Common Stock to employees and directors. These securities were issued in reliance on the exemption from registration set forth under Rule 701 of the Securities Act of 1933. No underwriters were involved in the foregoing sales of securities.







                    (this space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. The historical results presented below are not necessarily indicative of results that may be expected for any future period.

Consolidated Statements of Operations (in thousands, except per share amounts)

                                                                        Years ended December 31,
                                               ----------------------------------------------------------------------
                                                     2000          1999         1998        1997          1996
                                                     ----          ----         ----        ----          ----
Total revenues                                      $43,817    $  25,440     $ 17,319     $ 11,904      $ 7,396
Total cost of revenues                                6,932        4,079        2,171        1,798        1,290
                                                   --------    ---------     --------     --------      -------
Gross profit                                         36,885       21,361       15,148       10,106        6,106
Total operating expenses                             34,504       20,763       15,094        9,477        6,931
                                                   --------    ---------     --------     --------      -------
Income (loss) from operations                      $  2,381    $     598     $     54     $    629      $  (825)

Income (loss) before income taxes                  $  5,449    $  (1,455)    $ (1,207)    $    467      $  (968)
                                                   --------    ---------     --------     --------      -------
Provision for income taxes                            1,138            -            -            -            -
                                                   --------    ---------     --------     --------      -------
Net income (loss)                                  $  4,311    $  (1,455)    $ (1,207)    $    467      $  (968)
                                                   ========    =========     ========     ========      =======

Basic earnings per share                           $   0.18
Diluted earnings per share                         $   0.16

Cash dividends                                     $      *    $       *     $      *     $      *      $     *

* We made distributions to our stockholders of approximately $34,000, $5.5 million, $600,000 and $60,000 for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. Following the closing of our initial public offering in March 2000, we distributed $1.2 million to cover S Corporation tax liabilities of our then-existing stockholders.

Note 1: As discussed in Note 4 in Notes to Consolidated Financial Statements, which are contained in Part II, Item 8 of this report, our results for 2000 include certain amounts related to purchase accounting adjustments, including a one-time charged associated with the write-off acquired in-process research and development.

Note 2: As discussed in Note 9 in Notes to Consolidated Financial Statements, we were treated as a S Corporation for income tax purposes prior to our initial public offering in March 2000.


                    (this space intentionally left blank)

Consolidated Balance Sheets (in thousands)


                                                                      As of  December 31,
                                                  ------------------------------------------------------------
                                                     2000          1999         1998         1997         1996
                                                     ----          ----         ----         ----         ----
Cash and cash equivalents                          $101,559     $  2,494     $    437      $ 1,098      $   287
Working capital (deficit)                          $108,680     $(19,983)    $ (6,120)     $(3,227)     $(1,946)
Total assets                                       $132,404     $ 12,589     $  7,284      $ 5,134      $ 2,079

Debt:
     Note payable to bank                          $      -     $  5,000     $  2,300      $ 2,300      $     -
     Current portion of long-term debt                   61       13,803        1,437          250            -
     Subordinated notes payable-stockholders              -        1,969        1,969        1,024          254
     Long-term debt, net of current portion              23        3,529       16,341          200            -
                                                   --------     --------     --------      -------      -------
         Total debt                                $     84     $ 24,301     $ 22,047      $ 3,774      $   254

Total stockholders' equity (deficit)               $115,979     $(21,706)    $(20,876)     $(2,699)     $(2,166)

Note:      See Notes 1 and 2 above under "Consolidated Statements of
           Operations."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with other information contained within this report, most notably, the Consolidated Financial Statements contained in Part II, Item 8 of this report.

                                   Overview

      We are a provider of online data storage management and data access software. Our software enables enterprises to move, store, manage and access data and email quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network.

      We were founded in March 1992. Though we were profitable for the year ended December 31, 2000, we have had operating losses in the past. As of December 31, 2000, we had an accumulated deficit of $19.2 million. We expect to incur significant research and development, sales and marketing and general and administrative expenses, and, as a result, we will need to generate significant revenues to maintain profitability. Although our revenues have grown, we may not be able to sustain these growth rates, and we may not realize sufficient revenues to maintain profitability.

      We generate revenues principally from licensing our software products and providing related professional services including maintenance and technical support, consulting and training.

      We derive software license revenues from licenses of our software programs to customers primarily through indirect sales channels, including original equipment manufacturers, value-added resellers and distributors. We also sell through our direct sales force. Original equipment manufacturers
(OEMs) either bundle our products with the products they offer or resell our products under their own label. We receive software license revenues each time an original equipment manufacturer licenses a copy of its products that incorporates one or more of our products. Our license agreements with original equipment manufacturers generally contain no minimum sales requirements and we cannot assure you that any original equipment manufacturer will either commence or continue shipping our products in the future. Moreover, following the execution of new license agreements, a significant period of time may elapse before any revenues are generated due to the development work which we often undertake under these agreements and the time needed for the sales and marketing groups within these original equipment manufacturers, customers and resellers to become familiar with our products.

      We offer extended payment terms to certain customers, primarily select OEMs and resellers. Extended payment terms are offered to these customers as part of market penetration programs that are designed to increase the presence of our products in the marketplace, attract targeted customers and industries, gain forecast visibility and solidify long-term relationships with these partners. For arrangements with payment terms within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collectibility of the fee is considered probable. As of December 31, 2000, amounts due from such arrangements were $9.1 million. For arrangements in which payment terms extend beyond six months, we recognize revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria listed above have been met.

      Our services revenues consist of fees derived from annual maintenance agreements, consulting and training and other professional services. The maintenance agreements covering our products provide for technical support and minor unspecified product upgrades for fees based on the number of software licenses purchased and the level of service chosen by the customer. We recently began to require that at least one year of customer maintenance support be purchased with new license purchases. Customers have the option of renewing maintenance agreements annually. Maintenance fees are recognized ratably over the term of the maintenance contract. We provide consulting and other professional services, for which we charge a fee based upon the amount of time worked and the cost of the materials used in providing the services. We provide classroom and on-site training to our customers on a daily fee basis. Professional services and training services typically have lower gross margins than sales of software licenses and customer support.

      Our international sales are primarily generated through indirect sales channels. Revenues derived from customers located outside the United States and Canada, most of which are denominated in U.S. currency, accounted for approximately 6% of our total revenues in each of 1998 and 1999 and accounted for approximately 13% of our total revenues for 2000.

      We currently have sales and services offices in the United States and provide sales and services support in Europe through employees located in England, Germany and the Netherlands. We plan to expand our international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers.

  Initial Public Offering, Follow-On Public Offering and Related Transactions

      On March 10, 2000, we issued 5,000,000 shares of our common stock, $0.01 par value per share (Common Stock), in an initial public offering, generating net proceeds to us of $87.0 million after considering the direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under our commercial credit facility ($5.0 million), our senior subordinated notes ($4.5 million) and certain obligations to our stockholders and other related parties ($8.7 million).

      In conjunction with the IPO, all of our outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion, the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; we were not obligated to pay any accrued but unpaid interest on the converted notes at the time of conversion.

      On November 17, 2000, we issued 1,650,000 shares of Common Stock in a follow-on public offering, generating net proceeds to us of $32.8 million after considering the direct costs of the offering (including approximately $440,000 of direct costs that were unpaid but accrued for as of December 31,
2000).

      We intend to use the remaining net proceeds of the IPO and the follow-on public offering for working capital and general corporate purposes as well as in support of advancing strategic objectives, including the possible acquisition of other businesses, products or technologies that are complementary to our business. See Part II, Item 5 of this report for additional information.

                            Acquisition of xVault

      In April 2000, we acquired xVault for consideration of 159,996 shares of our Common Stock and $1.75 million in cash. xVault was a provider of email management and archiving solutions to government, business and industry. The Company incorporated xVault's technology into its EmailXtender product. The acquisition was accounted for using the purchase method. See Note 4 to Notes to Consolidated Financial Statements for addition information related to our acquisition of xVault. We have since renamed xVault "OTG E-Mail Corp."

                          Products Released in 2000

      In December 2000, we announced that Tivoli Systems Inc. (Tivoli) and International Business Machine Corporation (IBM) had agreed to resell our DiskXtender 2000 storage management product worldwide to compliment Tivoli's industry-leading storage management software, Tivoli Storage Manager. Our DiskXtender 2000 software has been fully integrated with Tivoli Storage Manager.

      Also in December 2000, we announced the availability of DiskXtender for the UNIX and Linux operating systems, including support for Red Hat Linux. These new product offerings bring the benefit of DiskXtender's data storage and access software to customers that operate on these platforms.

      In November 2000, we announced a strategic relationship with Kofax Image Products (Kofax) that integrates Kofax Ascent Capture, software that is used in high volume document scanning applications, with our suite of software products. The combined solution, called "Ascent Capture for OTG," enables users to digitize paper documents at local or remote sites across the enterprise, extract data from the imaged documents and seamlessly integrate that information into leading workflow and content management applications.

      In October 2000, we released our ERMXtender product. ERMXtender, our enterprise report management software, is a new product that works with high-volume printstreams and makes electronic reports accessible via the web. ERMXtender is tightly integrated with our other product offerings enabling it to work as a module in an end-to-end data access and storage solution.

      In September 2000, we released our SANXtender product. SANXtender provides automated, centralized management of data stored on a storage area network, or SAN, enabling users and applications to access data directly from a SAN. We have successfully demonstrated the compatibility of our technology and its ability to operate with the products of leading manufacturers of storage area network technologies such as Advanced Digital Information, ATL Products, ATTO Technology, Brocade Communications Systems, Chaparral Network Storage, Compaq Computer, Crossroads Systems, Emulex, Gadzoox Networks, Hewlett-Packard, QLogic and Vixel. We intend to continue to pursue strategic alliances with other leading providers of storage area network technologies.

      In June 2000, we released our EmailXtender product. EmailXtender is designed to be integrated with leading email platforms and provides intelligent storage, indexing, archiving, and retrieval of email messages and attachments. EmailXtender also provides timely recovery from virus attacks and eliminates the need for administrative restrictions on message or attachment size. We intend to continue to capitalize on our position as an early provider of email storage management and promote the adoption of this product in the electronic collaboration market.

      In June 2000, we also announced our OnlineStor.com offering. OnlineStor.com provides the our XtenderSolutions product suite on a leased or metered basis over the Web through application service providers and storage service providers. We intend to expand the capabilities of OnlineStor.com to enable our customers to outsource data storage capacity and management over the Web by expanding existing relationships and pursuing additional relationships with application service providers and storage service providers.











                    (this space intentionally left blank)

RESULTS OF OPERATIONS

      The following section pertains to activity included in our Consolidated Statements of Operations (see Part II, Item 8 of this report), comparing results of operations for certain periods.

      The table below presents the line items included in our Consolidated Statements of Operations as a percentage of total revenues. This table excludes the write-off of in-process research and development of $620,000, and amortization of acquired intangible assets of $554,000 for 2000 associated with our acquisition of xVault in April 2000. The write-off of in-process research and development was a one-time charge. Both items are discussed in detail in Note 4 to Notes to Consolidated Financial Statements.

                                                         Years ended December 31,
                                                        --------------------------
                                                      2000         1999         1998
                                                      ----         ----         ----
Revenues
     Software licenses                                    75 %         72 %         70 %
     Services                                             25           28           30
                                                      ------         ----       ------
           Total revenues                                100          100          100

Cost of revenues
     Software licenses                                     5            4            3
     Services                                             11           12           10
                                                      ------         ----       ------
           Total cost of revenues                         16           16           13
                                                      ------         ----       ------
Gross profit                                              84           84           87

Operating expenses
     Sales and marketing                                  42           45           52
     Research and development                             20           20           23
     General and administrative                           14           16           12
     Amortization of acquired intangible assets            -            -            -
     Write-off of acquired in-process research
           and development                                 -            -            -
                                                      ------         ----       ------
                Total operating expenses                  76           81           87
                                                      ------         ----       ------
Income from operations                                     8            3            -

Other income (expense)
     Interest income                                       8            -            -
     Interest expense                                     (1)          (8)          (7)
                                                      ------         ----       ------
           Total other income (expense)                    7           (8)          (7)
                                                      ------         ----       ------
Income (loss) before income taxes                         15           (5)          (7)
Provision for income taxes                                 3            -            -
                                                      ------         ----       ------
Net income (loss)                                         12 %         (5) %        (7) %
                                                      ======         ====       ======


                    (this space intentionally left blank)

                           2000 COMPARED WITH 1999

Revenues

      Total revenues increased 72% to $43.8 million for 2000 from $25.4 million for 1999. We believe that the percentage increase in total revenues achieved in this period may not necessarily be indicative of future results. Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of the Company's software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services.

      Software license revenues-Software license revenues increased 81% to $33.0 million for 2000 from $18.2 million for 1999. Software license revenues increased to 75% of total revenues for the year ended December 31, 2000 from 72% for the comparable period in 1999. The increase in software license revenues, including the increase in software license revenues as a percentage of total revenues, was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels, including OEM sales. For 2000, we recognized revenues of $15.6 million, or 47% of our total license revenues during that period, under arrangements with payment terms extending up to six months. For 1999, the comparable amounts were $1.9 million and 10%, respectively. As mentioned above, extended payment term contracts are primarily with select OEMs and resellers.

      Services revenues-Services revenues increased 49% to $10.8 million for 2000 from $7.2 million for 1999. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services. In September 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases.

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

      Cost of software license revenues-Cost of software license revenues increased 117% to $2.3 million for 2000 from $1.0 million for 1999 primarily due to an increase in royalty expenses. As a result, gross margin on software license revenues decreased to 93% for 2000 from 94% for 1999. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. The Company does not expect significant improvement in gross margin on software license revenues.

      Cost of services revenues-Cost of services revenues increased 53% to $4.6 million for 2000 from $3.0 million for 1999 primarily due to personnel additions in our customer support, training and consulting organizations in anticipation of increased demand for these services. Gross margin on services revenues decreased to 57% for 2000 from 58% for 1999 due primarily to the margins achieved on certain consulting services engagements. The gross margins on services revenues may vary from period to period based upon changes in the mix of maintenance and technical support, consulting and training services comprising services revenues.

Operating Expenses

      Sales and marketing-Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 62% to $18.6 million for 2000 from $11.5 million for 1999. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in marketing programs. As a percentage of total revenues, sales and marketing expenses decreased to 42% for 2000 from 45% for 1999. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to an increase in total revenues. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the dollar amount of sales and marketing expenses to increase in future periods.

      Research and development-Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Research and development expenses increased 71% to $8.8 million for 2000 from $5.1 million for 1999. The increase was primarily due to an increase in the number of research and development personnel. As a percentage of total revenues, research and development expenses remained unchanged at 20% for both 2000 and 1999. We believe that a significant level of research and development investment is required to remain competitive, and expect that the dollar amount of these expenses will continue to increase in future periods.

      General and administrative-General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 44% to $6.0 million for 2000 from $4.1 million for 1999, primarily due to additional personnel costs and other expenses associated with our efforts to support the continued expansion of our operations. As a percentage of total revenues, general and administrative expenses decreased to 14% for 2000 from 16% for the same period in 1999. The decrease as a percentage of total revenues was primarily due to the increase in total revenues. We expect the dollar amount of general and administrative expenses to continue to increase as our operations expand.

Other income (expense)-Other income (expense) increased on a net basis to other income of $3.1 million for 2000 from other expense of $2.1 million for 1999. This change is due to a number of factors. First, we used proceeds from our initial public offering in March 2000 to repay outstanding balances under our credit facility, retire our senior subordinated notes and retire all notes payable to certain stockholders. Further, the conversion of our convertible subordinated notes into Common Stock in conjunction with our initial public offering eliminated related interest expense. In addition, the remaining proceeds from our initial public offering as well the net proceeds of our follow-on public offering in November 2000 increased our levels of cash and cash equivalents available for investment, resulting in increased interest income.

Provision for income taxes-We were treated as a subchapter S corporation for federal and state income tax purposes prior to our initial public offering in March 2000. Under subchapter S of the Internal revenue Code, our income was allocated and taxable to our stockholders. Accordingly, we did not recognize any federal or state income taxes prior to the consummation of our initial public offering. Upon consummation of the initial public offering, we ceased to be treated as a subchapter S corporation. Accordingly, we have been subject to federal and state income taxes since our initial public offering.

      For 2000, we recorded a tax provision of $1.1 million (including the effects of the write-off of in-process research and development and amortization of acquired intangible assets resulting from our acquisition of xVault in April 2000). This provision reflects an effective tax rate of 20.9% for that period. We expect our effective income tax rate to increase to a "fully-taxed rate" of approximately 39% - 42% in future years.

Net income (loss) per common share-For the year ended December 31, 2000, we recorded net income per common share of $0.18 for basic and $0.16 on a diluted basis. If we had been subject to tax as a regular corporation for federal and state income tax purposes for all of 2000, the pro forma income per common share would have been $0.20 for basic and $0.18 on a diluted basis (see also
Note 2(k) to Notes to Consolidated Financial Statements). For 1999, we recognized a pro forma net loss per common share of $0.09 on both a basic and diluted basis. The earnings per common share for 2000 improved substantial over 1999 related to an increase in net income partially offset by an increase in the weighted average shares of common shares in 2000. The increase in the weighted average shares of common shares in 2000 was due primarily to our two public offerings and stock option exercises. As discussed above, we recognized certain amounts in 2000 related to purchase accounting adjustments associated with our acquisition of xVault. These adjustments included a write-off of in-process research and development of $620,000 and amortization of acquired intangible assets of $554,000. Excluding such activity, our net income per common share for 2000 would have been $0.22 for basic and $0.19 on a diluted basis.

                           1999 COMPARED WITH 1998

Revenues

      Total revenues increased 47% to $25.4 million for 1999 from $17.3 million for 1998.

      Software license revenues-Software license revenues increased 51% to $18.2 million for 1999 from $12.1 million for 1998. Software license revenues increased to 72% of total revenues for 1999 from 70% for 1998. The increase in software license revenues, including the increase in software license revenues as a percentage of total revenues, was primarily due to an increase in overall demand for data storage management products, increasing market acceptance of our products, introduction of new products and increasing revenues generated through our indirect sales channels. For 1999, we recognized revenues of $1.9 million, or 10% of our total software license revenues during that period, under arrangements with payment terms extending up to six months. For 1998, the comparable amounts were $0.6 million and 5%, respectively. As mentioned above, extended payment term contracts are primarily with select OEMs and resellers.

      Services revenues-Services revenues increased 38% to $7.2 million for 1999 from $5.2 million for 1998. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, increased demand for consulting and training services.

Cost of revenues

      Cost of software license revenues-Cost of software license revenues increased 100% to $1.1 million for 1999 from $0.5 million for 1998. Gross margin on software license revenues decreased to 94% for 1999 from 96% for 1998 primarily because of higher product packaging and distribution costs in 1999.

      Cost of services revenues-Cost of services revenues increased 84% to $3.0 million for 1999 from $1.6 million for 1998. Gross margin on services revenues decreased to 58% for 1999 from 69% for 1998. The increased cost and reduced margin was primarily due to personnel additions in our customer support and training and consulting organizations, in anticipation of increased demand for these services.

Operating expenses

      Sales and marketing-Sales and marketing expenses increased 28% to $11.5 million for 1999 from $9.0 million for 1998. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in marketing programs. Sales and marketing expenses as a percentage of total revenues decreased to 45% for 1999 from 52% for 1998. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to an increase in total revenues.

      Research and development-Research and development expenses increased 30% to $5.1 million for 1999 from $4.0 million for 1998. The increase was primarily due to increased staffing levels. As a percentage of total revenues, research and development expenses decreased to 20% for 1999 from 23% for 1998.

      General and administrative-General and administrative expenses increased 93% to $4.1 million for 1999 from $2.2 million for 1998. Results for 1999 include non-cash compensation expenses of $0.6 million. General and administrative expenses as a percentage of total revenues increased to 16% from 12% for 1998. The increase in general and administrative expenses was primarily due to additional personnel costs and other expenses associated with enhancing our infrastructure to support expansion of our operations.

Other income (expense)-Other income (expense) increased to net other expense of $2.1 million for 1999 from net other expense of $1.3 million for 1998.

Provision for income taxes-No provision was recorded for either year as we were treated as a subchapter S corporation for federal and state income tax purposes for both 1999 and 1998.

Net income (loss) per common share-For the year ended December 31, 1999, had we been subject to tax as a regular corporation for federal and state income tax purposes in 1999, we would have recorded a pro forma loss per common share of $0.09 on both a basic and diluted basis. The pro forma loss per common share for 1999 increased compared with 1998 related to a larger net loss in 1999 and an increase in the weighted average shares of common shares in 1999.

      Recently issued accounting standards-In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. We adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on our financial condition or results of operations.

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the accounting and disclosure requirements of SAB 101, as amended, in the fourth quarter of 2000. The application of this SAB did not have a material impact on our consolidated financial statements and related disclosures.

      In October 1997, The American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). Subsequently, in

March 1998 and December 1998, the AICPA issued SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" (SOP 98-4) and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" (SOP 98-9), respectively. SOP 98-4 and SOP 98-9 deferred the effective date for application of certain provisions of SOP 97-2 until January 1, 2000, including guidance in SOP 97-2 that limited the definition of vendor specific objective evidence for determining the fair value of various elements in a multiple element arrangement. We adopted the provisions of SOP 97-2 not deferred by SOP 98-4 and SOP 98-9 on January 1, 1998 and the remaining provisions of SOP 97-2 on January 1, 2000. The adoption of these accounting policies did not have a material impact on our financial condition or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. We adopted the provisions of SFAS 133 in the fourth quarter of 2000. The adoption of SFAS 133 did not have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, cash and cash equivalents totaled $101.6 million, representing 77% of total assets. As of December 31, 1999, cash and cash equivalents totaled $2.5 million, representing 20% of total assets. In March 2000, we raised $87.0 million of net proceeds from an initial public offering. In November 2000, we raised an additional $32.8 million of net proceeds from a follow-on public offering. For 2000, we earned interest of $3.7 million on cash and cash equivalents. As of December 31, 2000, we had interest-bearing debt outstanding of approximately $84,000, related to certain equipment acquired under a capital lease. As of December 31, 1999, we had interest-bearing debt outstanding of approximately $25.6 million, related to notes with our bank and certain stockholders, certain equipment acquired under a capital lease and including accrued interest on those obligations. We retired substantially all of these obligations following our March 2000 initial public offering.

      For 2000, net cash provided by operating activities was approximately $324,000. For 1999, operating activities provided net cash of approximately $765,000. The decrease in cash provided by operating activities primarily reflects an increase in net income offset by increases in accounts receivable, prepaid expenses and other current assets. The increase in accounts receivable was primarily due to an increase in the number and dollar value of sales arrangements with extended payment terms. One of the primary factors of our ability to generate positive cash flows from operating activities is our ability to collect on accounts receivable when they become due, including sales with extended payment terms. In addition, even if our collections efforts are ultimately successful, the timing of the receipts may impact cash flows during a quarterly period. In addition, as discussed in Note 9 in Notes to Consolidated Financial Statements included elsewhere in this report, we expect to begin paying income taxes in 2001. The timing and extent of those payments, which are dependent on the amount of our taxable income, if any, could materially adversely affect our cash flows from operations.

      Net cash used in investing activities increased to $5.0 million from $0.9 million for 1999. The increase is the result of an increase in our investment in property and equipment in support of our rapidly expanding operations and our acquisition of xVault in April 2000. We expect to continue to invest in property and equipment in the ordinary course of business as required. In the third quarter of 2000, the Company launched a project to implement software to improve management of its sales and marketing, research and development, professional services and technical support functions. The total investment in this program, which was completed in the first quarter on 2001, was $0.9 million, excluding training and other periodic costs. The capitalized costs associated with this program are being amortized over a three-year period.

      For 2000, cash provided by financing activities was $99.1 million, which reflects net proceeds from our initial public offering and secondary offering offset by repayments of certain debt obligations. Employee exercises of stock options generated proceeds of $1.2 million during 2000. For 1999, cash provided by financing activities was $2.2 million.

      In October 2000, we amended and restated our commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by us, and are secured by certain of our assets.

      We believe that our current cash, cash equivalents and anticipated cash flows from future operating activities, collectively, will satisfy our anticipated working capital and capital expenditure requirements for at least the next twelve months.

RISK FACTORS

      There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below, and the information contained in this report should be read in light of such factors. Any of the following factors could harm our business and our future operating results.

We may not be able to sustain our current revenue growth rates

      Although our revenues have grown rapidly in recent years, we may not be able to maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as our base of revenue increases. In addition, growing competition, lower-than-expected market acceptance of Microsoft products, such as Windows NT or Windows 2000, or the failure of the markets for storage area networks, storage service providers or network attached storage to develop, could also affect our revenue growth.

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

      Besides changes in general economic conditions, factors that could affect our operating results include:

     - the unpredictability of the timing and level of sales through our indirect sales channels;

                    (list is continued on following page)

                   (list is continued from preceding page)

     -   the timing and magnitude of large orders;

     - changes in the mix of our sales, including the mix between higher margin software licenses and lower margin services;

     - the timing and amount of our marketing, sales and product development expenses;

     - the cost and time required to develop new software products and new versions of our existing software products;

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

     - pricing policies, including levels of discounts, payment terms and distribution terms;

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

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

      We continue to increase the scope of our operations and have grown our headcount substantially. As of December 31, 2000, we had 274 employees. Our employees totaled 172 and 144 as of December 31, 1999 and 1998, respectively. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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



                    (this space intentionally left blank)

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

      We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. For 2000, 1999 and 1998, sales of our XtenderSolutions products accounted exceeded 70% our total revenues. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing of, demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

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

      Indirect sales: We expect that a significant portion of our revenues will continue to come from indirect sales. These include sales to original equipment manufacturers that incorporate our data storage management software into systems they sell. We also expect future revenues from distributors and value-added resellers that sell our software, often bundled with their own software or services. We have no control over the shipping dates or volumes of our original equipment manufacturers, value-added resellers or distributors ship, and they have no obligation to ship systems incorporating our software. They generally have no minimum sales requirements and can terminate their relationship with us on short notice. We develop customized versions of our products for some of our original equipment manufacturers to be included in their systems software and other products. Developing products for these original equipment manufacturers causes us to divert resources from other activities that are also important to our business. If these versions do not result in substantial revenues, our business and financial results could be adversely affected.

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




                    (this space intentionally left blank)

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products

      Our original equipment manufacturers, value-added resellers, distributors and direct sales force might target the same sales opportunities, which could lead to an inefficient allocation of sales resources. This would result in us marketing similar products to the same end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers, value-added resellers, distributors and other sales channels and result in them being less willing to market our products aggressively, and could compromise margins on products we sell directly.

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

Other companies have developed or may choose to develop competing products and potential customers for our products may choose to develop internal data storage management capabilities or satisfy their needs with a traditional data back-up solution, any of which could cause our revenues and our business to suffer

      We face a variety of competitors that offer products with some of our products' features. Some potential customers may elect to internally develop capabilities similar to those provided by our products rather than buying them from us or another outside vendor. Although our products generally enhance traditional data back-up capabilities offered by companies such as VERITAS Software, Legato Systems, Computer Associates International and IBM, our products may compete against traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, VERITAS Software has recently begun to offer a Windows NT-based product that competes with DiskXtender and a Microsoft Exchange-based back-up product for email attachments that competes with EmailXtender. If potential customers choose to develop their own capabilities, choose a traditional data back-up solution or purchase a competing product, our revenues and business will suffer.

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

The expansion of our international operations subjects our business to additional economic risks that could have an adverse impact on our revenue and business

      In both 1998 and 1999, products we sold to customers outside the United States accounted for approximately 6% of our total sales. For 2000, our international revenues represented 13% of total revenues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not currently hold any derivative financial instruments and do not invest in derivative financial instruments. We invest excess cash in short-term, highly-liquid investments. In addition, we currently have no long-term indebtedness, except for $84,000 related to certain office equipment acquired under a capital lease. As a result, we believe that that our exposure to interest rate risk is not material to our financial condition or results of operations.














                    (this space intentionally left blank)

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT


To Stockholders and Board of Directors
OTG Software, Inc.:

      We have audited the accompanying consolidated balance sheets of OTG Software, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OTG Software, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                       KPMG LLP

McLean, Virginia
January 24, 2001









                    (this space intentionally left blank)

OTG Software, Inc.
Consolidated Balance Sheets, December 31,
--------------------------------------------------------------------------------
(in thousands)

                                                                                2000             1999
                                                                                ----             ----
Assets
Current assets
     Cash and cash equivalents                                              $  101,559        $   2,494
     Accounts receivable, net of allowance                                      19,025            7,596
     Deferred income taxes                                                       1,548                -
     Other current assets                                                        2,600              693
                                                                            ----------        ---------
         Total current assets                                                  124,732           10,783
Other assets
     Property and equipment, net                                                 3,817            1,444
     Goodwill, net                                                               2,510                -
     Other intangibles, net                                                        636                -
     Deferred income taxes                                                         224                -
     Other noncurrent assets, net                                                  485              362
                                                                            ----------        ---------
         Total other assets                                                      7,672            1,806
                                                                            ----------        ---------
              Total assets                                                  $  132,404        $  12,589
                                                                            ==========        =========

Liabilities
Current liabilities
     Accounts payable                                                       $    3,453        $   1,509
     Income taxes payable                                                        1,143                -
     Accrued expenses                                                            6,372            3,708
     Accrued interest                                                                -            1,327
     Notes payable to banks                                                          -            5,000
     Current portion of long-term debt                                              61           13,803
     Subordinated notes payable-stockholders                                         -            1,969
     Deferred revenues                                                           5,023            3,450
                                                                            ----------        ---------
         Total current liabilities                                              16,052           30,766
Other liabilities
     Long-term debt, net of current portion                                         23            3,529
     Deferred revenues                                                             350                -
                                                                            ----------        ---------
         Total other liabilities                                                   373            3,529
                                                                            ----------        ---------
              Total liabilities                                                 16,425           34,295

Stockholders' equity (deficit)
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         none issued an outstanding                                                  -                -
     Common stock, $0.01 par value; 65,000,000 shares authorized;
         27,802,368 and 16,314,682 shares issued and outstanding
         as of December 31, 2000 and 1999, respectively                            278              163
     Additional paid-in capital                                                137,580            4,081
     Deferred compensation, net                                                 (1,637)          (2,557)
     Accumulated deficit                                                       (19,200)         (22,416)
                                                                            ----------        ---------
         Stockholders' equity (deficit) before stock
              subscription receivable                                          117,021          (20,729)
                  Less: stock subscription receivable                           (1,042)            (977)
                                                                            ----------        ---------
                      Total stockholders' equity (deficit)                     115,979          (21,706)
                                                                            ----------        ---------
                           Liabilities and stockholders' equity (deficit)   $  132,404        $  12,589
                                                                            ==========        =========

See accompanying Notes to Consolidated Financial Statements.

OTG Software, Inc.
Consolidated Statements of Operations, Years Ended December 31,
-------------------------------------------------------------------------------
(in thousands, except per share amounts)


                                                                   2000        1999         1998
                                                                   ----        ----         ----
Revenues
     Software licenses                                           $33,029      $18,208    $  12,089
     Services                                                     10,788        7,232        5,230
                                                                 -------      -------    ---------
     Total revenues                                               43,817       25,440       17,319
Cost of revenues
     Software licenses                                             2,302        1,062          532
     Services                                                      4,630        3,017        1,639
                                                                 -------      -------    ---------
              Total cost of revenues                               6,932        4,079        2,171
                                                                 -------      -------    ---------
Gross profit                                                      36,885       21,361       15,148

Operating expenses
     Sales and marketing                                          18,561       11,487        8,986
     Research and development                                      8,801        5,137        3,958
     General and administrative                                    5,968        4,139        2,150
     Amortization of acquired intangible assets                      554            -            -
     Write-off of acquired in-process research
         and development                                             620            -            -
                                                                 -------      -------    ---------
              Total operating expenses                            34,504       20,763       15,094
                                                                 -------      -------    ---------
Income from operations                                             2,381          598           54

Other income (expense)
     Interest income                                               3,686           38           55
     Interest expense                                               (618)      (2,091)      (1,316)
                                                                 -------      -------    ---------
         Total other income (expense)                              3,068       (2,053)      (1,261)
                                                                 -------      -------    ---------
Income (loss) before income taxes                                  5,449       (1,455)      (1,207)
Provision for income taxes                                         1,138            -            -
                                                                 -------      -------    ---------
Net income (loss)                                                $ 4,311      $(1,455)   $  (1,207)
                                                                 =======      =======    =========

Net income (loss) per common share
     Basic                                                       $  0.18
     Diluted                                                     $  0.16
Weighted shares used for computation
     Basic                                                        24,268
     Diluted                                                      27,173

Pro forma statements of operations data (unaudited)
     Income (loss) before income taxes, as reported                5,449       (1,455)      (1,207)
     Pro forma provision for income taxes                            663            -            -
                                                                 -------      -------    ---------
     Pro forma net income (loss)                                 $ 4,786      $(1,455)   $  (1,207)
                                                                 =======      =======    =========

     Pro forma net income (loss) per common share
         Basic                                                   $  0.20      $ (0.09)   $   (0.06)
         Diluted                                                 $  0.18      $ (0.09)   $   (0.06)
     Pro forma weighted average shares used for computation
         Basic                                                    24,268       16,315       20,378
         Diluted                                                  27,173       16,315       20,378

See accompanying Notes to Consolidated Financial Statements.

OTG Software, Inc.
Consolidated Statements of Cash Flows, Years Ended December 31,
-------------------------------------------------------------------------------
(in thousands)

                                                                               2000          1999          1998
                                                                               ----          ----          ----
Cash and cash equivalents at beginning of period                             $  2,494      $   437       $ 1,098
                                                                             --------      -------       -------

Cash flows from operating activities:
Net income (loss)                                                               4,311       (1,455)       (1,207)
     Adjustments to reconcile net income (loss) to
         cash provided by (used for) operating activities
              Write-off of acquired in-process research and
                  development                                                     620            -             -
              Amortization of acquired intangible assets                          554            -             -
              Depreciation and amortization                                     1,049          611           389
              Stock compensation expense                                          676          659            30
              Tax benefit from exercise of stock options                        1,766            -             -
              Provision for bad debts and returns                                 820          264           367
              Deferred income taxes                                            (1,772)           -             -
              Changes in certain assets and liabilities
                  Accounts receivables                                        (12,249)      (2,998)       (2,015)
                  Other current assets                                         (2,269)        (197)         (877)
                  Accounts payable and accrued expenses                         3,751        3,005         1,001
                  Income taxes payable                                          1,143            -             -
                  Deferred revenues                                             1,924          876         1,044
                                                                             --------      -------       -------
                      Net cash provided by (used for)
                           operating activities                                   324          765        (1,268)

Cash flows from investing activities:
     Purchases of property and equipment                                       (3,315)        (928)         (667)
     Acquisition of xVault, net of cash acquired                               (1,731)           -             -
                                                                             --------      -------       -------
                      Net cash used for investing activities                   (5,046)        (928)         (667)

Cash flows from financing activities:
     Net proceeds from initial public offering                                 87,035            -             -
     Net proceeds from secondary public offering                               33,220            -             -
     Proceeds from other issuances of common stock                              1,218            -             -
     Proceeds from exercise of warrants                                            55            -             -
     Repayments on note payable to bank                                        (5,000)      (2,300)            -
     Borrowings on note payable to bank                                             -        5,000             -
     Repayments on long-term debt                                              (1,814)        (446)         (307)
     Borrowings under long-term debt                                               31            -        12,136
     Repayments of stockholders' notes                                         (9,798)           -          (555)
     Borrowings under stockholders' notes                                           -            -         1,500
     Distributions to stockholders                                             (1,160)         (34)       (5,500)
     Redemption of common stock                                                     -            -        (6,000)
                                                                             --------      -------       -------
                      Net cash provided by financing activities               103,787        2,220         1,274
                                                                             --------      -------       -------
Net increase (decrease) in cash and cash equivalents                           99,065        2,057          (661)
                                                                             --------      -------       -------
Cash and cash equivalents at end of period                                   $101,559      $ 2,494       $   437
                                                                             ========      =======       =======

See accompanying Notes to Consolidated Financial Statements.

OTG Software, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------
(in thousands, except shares amounts)


                                              Common Stock           Additional                   Accum-     Stock
                                        -----------------------        paid-in   Deferred         ulated      sub.
                                           Shares        Amount        capital     comp.          deficit     rec.       Total
                                        ------------     ------        -------     -----          -------     ----       -----
Balance, December 31,1997                 26,207,606      $ 262     $    100     $       -      $ (2,958)   $   (103)  $  (2,699)
Distribution to stockholders                       -          -         (100)            -        (5,400)          -      (5,500)
Redemption of shares                     (10,369,114)      (104)           -             -       (11,396)          -     (11,500)
Issuance of common stock                     476,190          5          869             -             -        (874)          -
Issuance of warrants                               -          -           30             -             -           -          30
Net loss                                           -          -            -             -        (1,207)          -      (1,207)
                                         -----------      -----     --------     ---------      --------    --------   ---------
Balance, December 31,1998                 16,314,682      $ 163     $    899     $       -      $(20,961)   $   (977)  $ (20,876)
Distribution to stockholders                       -          -          (34)            -             -           -         (34)
Deferred compensation for
   stock options granted                           -          -        2,886        (2,886)            -           -           -
Amort. of deferred compensation                    -          -            -           329             -           -         329
Compensation expense on
   related party stock
   transaction                                     -          -          330             -             -           -         330
Net loss                                           -          -            -             -        (1,455)          -      (1,455)
                                         -----------      -----     --------     ---------      --------    --------   ---------
Balance, December 31,1999                 16,314,682      $ 163     $  4,081     $  (2,557)     $(22,416)   $   (977)  $ (21,706)
Distribution to stockholders                       -          -            -             -        (1,160)          -      (1,160)
Sale of Common Stock in an
   initial public offering, net
   of direct costs of offering             5,000,000         50       86,985             -             -           -      87,035
Conversion of long-term
   debt into Common Stock                  4,161,506         42        8,791             -             -           -       8,833
Sale of Common Stock in a
   secondary public offering,
   net of direct costs of offering         1,650,000         17       32,750             -             -           -      32,767
Exercise of employee stock
   options                                   467,795          5          964             -             -           -         969
Acquisition of xVault                        159,996          1        2,172             -             -           -       2,173
Exercise of warrants                          30,000          -           55             -             -           -          55
Sale of Common Stock through
   employee stock purchase plan               18,389          -          260             -             -           -         260
Income tax benefits resulting
   from exercises of employee
   stock options                                   -          -        1,766             -             -           -       1,766
Reversal of deferred compensation
   related to forfeited stock options              -          -         (244)          244             -           -           -
Accretion of interest on stock
   subscription receivable                         -          -            -             -            65         (65)          -
Amort. of deferred compensation                    -          -            -           676             -           -         676
Net income                                         -          -            -             -         4,311           -       4,311
                                          ----------      -----     --------     ---------      --------   ---------   ---------
Balance, December 31,2000                 27,802,368      $ 278     $137,580     $  (1,637)     $(19,200)   $ (1,042)  $ 115,979
                                          ==========      =====     ========     =========      ========   =========   =========

See accompanying Notes to Consolidated Financial Statements.

                              OTG SOFTWARE, INC.
                  Notes to Consolidated Financial Statements


1.    Basis of Presentation and Nature of Operations

      The accompanying consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). OTG Software, OTG Sales and OTG E-Mail are collectively referred to as "the Company." The statements have been prepared in accordance with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC).

      In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Headquartered in Bethesda, Maryland, OTG Software is a provider of on-line storage management and access solutions, including a dynamic email management solution. The Company operates in a highly competitive environment subject to rapid technological change and the emergence of new technology. Rapid changes in technology could have an adverse financial impact on the Company. OTG Software's products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Through its application-centric product suite, OTG Software offers a business, Web and e-commerce solution that provides robust functionality across industries. OTG Software's products empower storage by combining storage with access and email management. OTG Software's products are available through a network of value-added resellers (VARs), distributors and original equipment manufacturers (OEMs) as well as directly from OTG Software. The Company's primary product line is sold under the name "XtenderSolutions."

      Prior to December 30, 1999, OTG Sales was under common control and majority stock ownership with OTG Software. On December 30, 1999, in connection with the Company's planned IPO (as defined below), the stock of OTG Sales was contributed to OTG Software for no consideration. The combination was accounted for at historical cost. The accompanying financial statements have been retroactively restated to give effect to the combination of the two companies as if the combination occurred prior to January 1, 1998.

      OTG E-Mail reflects the activity of the former xVault, Inc. (xVault), a company that OTG Software acquired on April 25, 2000. See Note 4 for additional information.

2.    Summary of Significant Accounting Policies

      (a)   Cash equivalents

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

      (b)  Property and equipment

           Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. The estimated service lives used in determining depreciation are three years for computer hardware and software, and seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease.

           Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

           See also Note 1(d).

      (c)  Goodwill and other intangible assets

           The Company recognized goodwill of $2.9 million resulting from its acquisition of xVault in April 2000. The amount, which represents the cost of the assets acquired in excess of their related fair value, is being amortized over a five-year period. In addition to goodwill, the Company recognized other intangible assets totaling $0.8 million related to xVault's developed technology, assembled workforce and acquired customer base. These intangible assets are being amortized over lives ranging from 3 to 4 years. As of December 31, 2000, accumulated amortization related to goodwill and other intangible assets was $0.4 million and $0.2 million, respectively. See also Note 1(d).

      (d)  Recoverability of long-lived assets

           The Company's policy is to review its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the assets. The Company did not recognize any impairment losses in 2000, 1999 or 1998.

      (e)  Revenue recognition

           Revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting.

           In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the accounting and disclosure requirements of this SAB in the fourth quarter of 2000. The application of this SAB did not have a material impact on the Company's financial statements and related disclosures.

           In October 1997, the American Institute of Certified Public Accountants (the AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." SOP 97-2 requires that revenue recognized from sales arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the constituent elements, such as maintenance and technical support, training and consulting services. The relative fair value of each element of a multi-element sales arrangement is based on "vendor specific objective evidence" (VSOE). Subsequently, in March 1998 and December 1998, the AICPA issued SOP 98-4 and SOP 98-9, respectively, which defer until the Company's fiscal year beginning January 1, 2000, the application of several paragraphs and examples in SOP 97-2 that limit the definition of VSOE for determining fair value of various elements in a multiple element arrangement. The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. Prior to 1998, the Company's revenue recognition policy was in accordance with the preceding authoritative guidance provided by SOP No. 91-1, "Software Revenue Recognition." The adoption of the provisions of SOP 97-2 did not have a material impact on the Company's financial statements. The Company adopted the remaining portions of SOP 97-2, which were deferred by SOP 98-4 and SOP 98-9, as of January 1, 2000. The adoption of the remaining portions of SOP 97-2 did not have a material impact on the Company's financial statements.

           Software license revenues consist of fees for licenses of the Company's software products. The Company sells its software products primarily through value-added resellers, distributors and original equipment manufacturers. The Company offers extended payment terms to certain customers. For such arrangements in which payment terms are within six months, the Company recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

           Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period. Other services revenues are recognized as the related services are provided or, in cases where customer acceptance occurs at defined project "milestones" or at completion of the project, when those milestones have been reached and satisfied or when the customer has accepted the work.

      (f)  Cost of revenues

           The cost of software license revenues consists primarily of royalties, media, manuals and distribution costs. The cost of services revenues consists primarily of personnel-related costs.

      (g)  Deferred revenues

           Deferred revenues primarily relate to payments made for maintenance and technical support received prior to the performance of the services. Deferred revenues classified as other liabilities on the Company's balance sheets relate to advanced payments for maintenance and technical support that are expected to be recognized as revenue beyond one year from the balance sheet date.

      (h)    Software development costs

           Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense. Research and development costs are expensed as incurred.

      (i)  Advertising costs

           Advertising costs are expensed as incurred. Total advertising expenses were approximately $841,000, $522,000 and $378,000 for 2000, 1999, and 1998, respectively.

      (j)  Stock-based compensation

           The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. See also Note 12(d).

      (k) Pro forma statements of operations and net income (loss) and pro forma net income (loss) per common share

           In connection with its initial public offering, the Company converted to an entity subject to tax as a regular corporation under the Internal Revenue Code. Accordingly, the accompanying pro forma statement of operations data has been prepared as if the Company were treated as an entity subject to tax as a regular corporation for federal and state income tax purposes from January 1, 1998. See related information under
      Note 9.

           The Company computes net income (loss) and pro forma net income
      (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) and pro forma net income (loss) per common share is computed by dividing the net income (loss) or pro forma net income (loss) available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Net income (loss) and pro forma net income (loss) per share on a diluted basis is computed by dividing the net income (loss) or pro forma net income (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

           Certain stock options and warrants outstanding were not included in the net income (loss) and pro forma net income (loss) per common share on a diluted basis as such amounts would be anti-dilutive.

           See also Note 13.

3.    Public Stock Offerings

      On March 10, 2000, the Company issued 5,000,000 shares of common stock, $0.01 par value (Common Stock), in an initial public offering. The transaction generated net proceeds to the Company of $87.0 million after direct costs of the offering (the "IPO"). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company's commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million), as discussed in Note 10 and Note 15. See also Note 12(a).

      On November 17, 2000, the Company issued 1,650,000 shares of Common Stock in a follow-on public offering, generating net proceeds to the Company of $32.8 million after considering the direct costs of the offering (including approximately $440,000 of direct costs that were unpaid but accrued for as of December 31, 2000).

4.   Acquisition of xVault

      On April 25, 2000, OTG Software acquired xVault by means of a reverse triangular merger for consideration consisting of a cash payment of $1.75 million and 159,996 shares of the Company's Common Stock. xVault is a provider of email solutions to government, business and industry. xVault's products provide organizations with tools to enforce email policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. xVault has since been renamed "OTG E-Mail Corp."

      The cash component of the acquisition price was paid by OTG Software from cash on hand. The value of the Common Stock component of the consideration was determined to be $2.2 million based on an analysis prepared by a third-party appraiser. The common stock component of the consideration was issued subject to certain restrictions on sale of these shares. The acquisition was accounted for using the "purchase method" and, accordingly, activity related to the former xVault entity is included in the Company's financial statements beginning April 26, 2000.

      The Company acquired net liabilities from xVault of approximately $72,000 and incurred direct costs associated with the acquisition of approximately $325,000. The Company recorded goodwill of $2.9 million and other intangible assets totaling $0.8 million resulting from the acquisition. The other intangible assets include developed technology, assembled workforce and acquired customer base. The goodwill is being amortized over five years and the other intangible assets are being amortized over lives ranging from three to four years. In addition, the Company recognized a one-time write-off of $620,000 related to in-process research and development resulting from the acquisition. In-process research and development reflects the portion of the cost of acquisition representing technology that did not meet the accounting definition of "completed technology." As such, under generally accepted accounting principles, the amount allocated to in-process research and development is required to be immediately charged against earnings. The assessment of in-process research and development involved analyzing the discounted cash flows associated with each of the technologies that were under development at the time of the acquisition, including estimated cash flows from successful completion and cash flows necessary to complete each project. The resulting cash flows are adjusted for certain risks before being discounted to present value. Risks taken into consideration include estimates of market size, timing of completion, product pricing and competitive factors for each of the acquired technologies. The discount rate used reflects xVault's estimated weighted average cost of capital. The acquired technologies were in various stages of completion ranging from 13% to 43% of completion, with estimated completion dates no later than 2001. A third-party appraiser was used to determine the fair value of the assets (including intangible assets) and liabilities acquired from xVault as well as the amount of acquired in-process research and development.

The amounts recorded by OTG Software in its consolidated financial statements related to the acquisition of xVault, including the write-off of in-process research and development, are subject to further study and analysis.

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

                                               Years ended December 31,
                                             ----------------------------
                                             2000                    1999
                                             ----                    ----
                                           (in thousands, except per share
                                                 amounts) (unaudited)
      Revenues                             $43,923                 $25,522
      Operating income (loss)              $ 2,056                 $(1,208)
      Pro forma net income (loss)          $ 4,500                 $(3,294)

      Pro forma EPS-Basic                  $  0.19                 $ (0.20)
      Pro forma EPS-Diluted                $  0.17                 $ (0.20)

      The information presented above is based on the Company being treated as an entity subject to income taxes as a regular corporation. See Note 2(k) and
Note 9 for related information.

5.    Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates the fair values due to the short-term nature of these instruments. For the periods they were outstanding, the carrying value of the convertible subordinated debt and the senior subordinated debt approximates their fair value based on borrowing rates currently available for financial instruments with similar characteristics and maturities. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6.    Other Current Assets

      Other current assets include other (non-trade) accounts receivable and prepaid expenses. Other current assets at December 31, 1999 included a $49,142 demand note receivable from a former employee. The note was paid in full in early 2000.

7.    Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                                    December 31,
                                                               ---------------------
                                                                2000           1999
                                                               ------         ------
         Computer hardware                                     $2,835         $1,406
         Computer software                                      1,599            336
         Furniture, fixtures and office equipment               1,126            625
         Leasehold improvements                                   366            176
                                                               ------         ------
                                                                5,926          2,543
         Less accumulated depreciation and amortization        (2,109)        (1,099)
                                                               ------         ------
         Property and equipment, net                           $3,817         $1,444
                                                               ======         ======

8.    Other noncurrent assets, net

      These assets includes amounts representing security deposits for leased facilities and the long-term portion of a prepaid software maintenance agreement.

9.    Income taxes

      Prior to its IPO, the Company had elected to be treated as a "Subchapter S" corporation for federal and state income tax purposes. Under Subchapter S of the Internal Revenue Code, the Company's taxable income or loss was reported by the stockholders and, accordingly, no federal or state income taxes were provided for in the financial statements prior to the Company's IPO. In connection with the Company's IPO, the Company ceased to be a Subchapter S company. The Company is now subject to federal and state income taxes and accounts for income taxes under the assets and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the income taxes become payable.

      The components of the Company's provision for income taxes is summarized as follows (in thousands):

                                                       Year Ended
                                                   December 31, 2000
                                                   -----------------
      Current provision:
      Federal                                             $2,322
      State                                                  588
                                                         -------
           Total current provision                         2,910
      Deferred provision:
      Federal                                             (1,451)
      State                                                 (321)
                                                         -------
           Total deferred provision                       (1,772)
                                                         -------
      Provision for income taxes                         $ 1,138
                                                         =======


                    (this space intentionally left blank)

      Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                                         December 31, 2000
                                                                         -----------------
Deferred tax assets
     Allowance for doubtful accounts                                           $   495
     Accrued compensation costs and other expenses
           not currently deductible                                              1,127
     Deferred software and services revenues                                       373
     Depreciable assets                                                             22
                                                                               -------
           Total gross deferred tax assets                                       2,017
                Valuation allowance                                                  -
                                                                               -------
                      Net deferred tax assets                                    2,017

Deferred tax liability - intangible assets                                        (245)
                                                                               -------
                      Net deferred tax assets                                  $ 1,772
                           Less: current portion, deferred tax assets           (1,548)
                                                                               -------
                                 Noncurrent portion, deferred tax assets       $   224
                                                                               =======

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable income during 2000 and the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

      The differences between the expected tax provision based on the federal income statutory rate and the actual provision are presented in the table below:

                                                                              Year Ended
                                                                          December 31, 2000
                                                                          -----------------
      Federal statutory rate                                                     34.0%
      Increases (decreases) related to:
           State income taxes                                                     6.0
           In-process research and development write-off                          4.0
           Expenses, principally related to stock-based
                 compensation, not deductible                                     6.0
           Research and development credits                                      (7.0)
           Benefit from termination of Subchapter S status                      (22.0)
                                                                                 ----
                      Effective income tax rate                                  21.0%
                                                                                 ====

      See also Note 3.

10.   Notes Payable and Long-Term Debt

      As of December 31, 2000, except as related to certain office equipment acquired under capital leases (see Note 12(a)), the Company had no notes payable, long-term debt or similar obligations outstanding. The Company used a portion of the net proceeds generated by an initial public offering in March 2000 (see Note 3) to repay all outstanding balances under its commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million).

      As of December 31, 1999, the Company had drawn $5.0 million against a commercial credit facility with PNC Bank. This agreement replaced an earlier demand note payable. The agreement provided for borrowings up to $5,000,000 based on eligible accounts receivable, as defined in the agreement with interest-only payments due monthly at the bank's prime rate plus 0.5%. The obligation was collateralized by substantially all of the Company's assets. As mentioned above, the Company repaid the outstanding balance of this obligation following its initial public offering in March 2000.

      In October 2000, the Company amended and restated its commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by the Company, and are secured by certain assets of the Company.

      On June 9, 1998, the Company purchased from a former stockholder all of his shares for $11.5 million. The Company recorded this transaction as the re-purchase and retirement of treasury stock. The Company paid $6.0 million in cash and issued a note with a face value of $5.5 million and a 10% rate of interest to the former stockholder. The Company recorded the note at its face value, which approximated the fair value at the date of issuance. In January 2000, a payment of $1.3 million was made on the note. In March 2000, the Company retired the note with a final payment of $4.2 million.

      On June 9, 1998, the Company borrowed $12.0 million by issuing notes to fund payments required under the stock re-purchase as described above, fund distributions to other stockholders, and to provide working capital to the Company. The notes were made up of convertible subordinated notes amounting to $7.6 million and senior subordinated notes amounting to $4.4 million. In March 2000, subsequent to its IPO, the Company retired all of its outstanding senior subordinated notes. At retirement, the principal amount of these notes was $4.4 million and the related accrued interest was $0.1 million. In addition, also in March 2000 and subsequent to the Company's IPO, all of the Company's outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the notes at the time of conversion.

     Pursuant to an agreement with the Company's principal stockholder, the Company repaid promissory notes with an aggregate principal amount of $3.0 million in March 2000. These notes had terms similar to the Company's senior subordinated notes.

      See also Note 15 for related information.

11.   Employee Retirement Plans

      The Company has a 401(k) Retirement Plan (the "401(k) Plan") covering substantially all its employees. Participants in the 401(k) Plan may elect to defer up to 15% of their compensation. The Company may make a discretionary matching contribution. In 1998, the Company began to match 25% of employee contributions up to 6% of compensation. The amounts recorded as expense for 2000, 1999 and 1998 were approximately $177,000, $114,000 and $60,000, respectively.

      The Company also has a benefit plan covering certain senior executives, contributions to which are discretionary. The Company made no contributions to this plan in 2000, 1999 or 1998.

12.   Commitments and Contingencies

      (a)  Leases

           The Company leases its facilities and certain office equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases approximate the following (in thousands): 2001 - $3,032; 2002 - $3,743; 2003 - $3,067; 2004 - $3,107;
      2005 - $3,185, and; thereafter - $17,810.

           Rent expense of approximately $1.1 million, $0.7 million and $0.5 million was charged to operations for 2000, 1999 and 1998, respectively.

           The Company has acquired certain office equipment under capital leases. As of December 31, 2000 and 1999, property and equipment included $196,000 and $165,000, respectively, related to such equipment. As of December 31, 2000 and 1999, the related accumulated amortization was $88,000 and $55,000, respectively. The Company's payment obligations under capital leases are: 2001 - $64,000 and 2002 - $24,000.

           In June 2000, the Company entered into a lease commitment for a portion of an office building currently being constructed in Rockville, Maryland. The payments due under the ten-year arrangement total approximately $39 million, based on current cost estimates and excluding renewal options. The lease provides for payments of approximately $271,000 per month during the first year of the agreement escalating to approximately $362,000 per month in the last year of the agreement. The Company expects to occupy the new building, which will serve as the Company's new headquarters, in 2001. The table above reflects this lease commitment.

           In August 2000, the Company established a standby letter of credit at PNC Bank naming the lessor of the Company's new headquarters building as beneficiary. The letter of credit was issued in lieu of the Company making a cash payment to the lessor for the security deposit. The letter of credit, which expires on August 4, 2001, is for $2.8 million and is collateralized by U.S. Treasury Bills.

     (b)  Legal proceedings

           The Company is involved in legal proceedings arising from time to time through the normal course of business. The Company is not currently party to any legal proceedings in which an unfavorable outcome would have a material effect on its results of operations or financial position.

     (c)  Concentration of credit risk

           Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash and cash equivalents balances with financial institutions. The Company extends credit to its customers on an unsecured basis in the normal course of business and maintains an allowance for potential losses when identified. Included in accounts receivable at December 31, 2000 is $9.1 million related to arrangements with extended payment terms. The amounts due under these arrangements are all due within six months of December 31, 2000. Amounts due under similar arrangements as of December 31, 1999 totaled $1.6 million.

           The Company invests cash not immediately needed for operations in money market securities of various financial institutions. These money market securities represent underlying investments in commercial paper issued by financial institutions and other companies with high credit ratings and securities issued by or backed by the U.S. Government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      (d) Other

           The Company has employment contracts with certain officers, directors, and employees. The Company also has bonus agreements with certain employees based upon net income, as defined in the agreements.

           The Company is obligated to make payments in the amount of $80,000 per year for the years 2001 through 2003 to the estate of a former employee. The payments are contingent upon the Company meeting certain financial targets and other criteria as defined in the agreement.

12.   Stockholders' Equity (Deficit)

      (a)  Common Stock

           The Company is incorporated in the State of Delaware and has the authority to issue 65,000,000 shares of common stock, par value $0.01 (Common Stock). As of December 31, 2000, there were 27,802,368 shares of Common Stock issued and outstanding.

           On January 18, 2000, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a stock dividend and recommended to the Company's stockholders the adoption of an Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of Common Stock to 65,000,000. By written consent dated February 17, 2000, the Company's stockholders approved the adoption of the Company's Amended and Restated Certificate of Incorporation. The Company's Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of the State of Delaware on March 9, 2000. All common share, per common share and conversion amounts related to Common Stock, stock options and stock purchase warrants included in the Financial Statements and accompanying Notes to Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

           As discussed in Note 3, on March 10, 2000, the Company issued 5,000,000 shares of Common Stock in the IPO. In addition, in conjunction with the IPO, all of the Company's outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the notes at the time of conversion. The Company's follow-on public offering of 1,650,000 shares Common Stock is also discussed in Note 3.

           In November 2000, the holder of warrants to purchase 30,000 shares of the Company's Common Stock exercised those financial instruments. The transaction generated proceeds to the Company of $55,000.

           During 2000, employee exercises of stock options resulted in proceeds to the Company of approximately $1.0 million and the issuance of approximately 467,795 shares of Common Stock.

           The first offering period (May 22, 2000 - June 30, 2000) under the Company's 2000 Employee Stock Purchase Plan (2000 ESPP) ended in June 2000, resulting in proceeds to the Company of approximately $46,000 and the issuance of 2,837 shares of Common Stock. The second offering period (July 1, 2000 - December 31, 2000) under the Company's 2000 ESPP ended in December 2000, resulting in proceeds to the Company of approximately $214,000 and the issuance of 15,552 shares of Common Stock. Under this plan, sales of Common Stock occur biannually on June 30 and December 31.

      (b)  Preferred Stock

           The Company's Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share (Preferred Stock). The Preferred Stock may be issued at the discretion of the Company's Board of Directors in one or more series and on one or more occasions. Each series of Preferred Stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as the Company's Board of Directors may determine.

      (c)  Stock subscription receivable

           As of December 31, 2000 and 1999, the Company had stock subscription notes receivable of approximately $1,042,000 and approximately $977,000, respectively, from certain employees of the Company with interest rates ranging from 5% to 8%. The notes were issued in connection with the issuance of 745,444 shares of the Company's Common Stock. Approximately 476,190 of the shares were issued in connection with a restricted stock purchase under the Company's 1998 Stock Incentive Plan. Approximately $103,000 of the notes are due in January 2002, and approximately $874,000 are due in October 2004. The Company has full recourse against the employees to collect these notes. These notes receivable are recorded as an offset to stockholders' equity in the accompanying consolidated balance sheets. The Company began to accrue interest on the notes upon completion of its initial public offering in March 2000 (the accrued interest is reflected on the Company's Consolidated Balance Sheets as an increase in the balance of the notes and a decrease in accumulated deficit).

      (d)  Stock-based compensation

           Under its "1998 Stock Incentive Plan," which was adopted in 1998, the Company has reserved 4,529,412 shares for issuance to its employees, officers, directors consultants and advisors. Awards granted to any employee under this plan are limited to 500,000 shares per calendar year. Awards generally vest ratably over a period of four years and expire in ten years. The exercise price and the duration of stock options granted under this plan are determined at the date of grant. In December 1998, 476,190 shares of restricted stock with a per share price of $1.84 were issued under this plan.

           On January 18, 2000, the Company's Board of Directors adopted, and on February 17, 2000 the Company's stockholders approved, the 2000 Stock Incentive Plan (2000 SIP) and the

      2000 Employee Stock Purchase Plan (2000 ESPP). Under the 2000 SIP, 1,000,000 shares of the Company's Common Stock were reserved for issuance as incentive stock options, nonstatutory stock options, awards of unvested common stock and other stock-based awards. The Board of Directors determined that, subsequent to February 17, 2000, no additional awards of stock-based compensation will be granted under the Company's 1998 Stock Incentive Plan.

           During 2000, 1999 and 1998, all stock options were granted to employees and directors of the Company.

           The 2000 ESPP authorizes the issuance of up to 600,000 shares of the Common Stock to participating employees. Eligible employees are permitted to purchase Common Stock up to 10% of the employee's base pay at a purchase price equal to 85% of the lesser of the closing price of the Common Stock on the first and last days of the offering period, as defined in the 2000 ESPP. See also Note 12(a).

           The table below summarizes stock option activity for the years ended December 31, 2000, 1999 and 1998.

                                                                     Weighted
                                                                      average
                                                        Stock        exercise
                                                       Options         price
                                                       -------         -----
      Stock options:
      --------------
      Outstanding as of January 1, 1998                       -      $    -
      Granted                                         2,970,520        1.84
      Exercised                                               -           -
      Forfeited                                         (94,000)       1.84
                                                     ----------
      Outstanding as of December 31, 1998             2,876,520        1.84
      Granted                                         1,024,900        3.14
      Exercised                                               -           -
      Forfeited                                        (442,314)       1.91
                                                     ----------
      Outstanding as of December 31, 1999             3,459,106        2.65
      Granted                                         1,640,710       18.48
      Exercised                                        (467,795)       1.98
      Forfeited                                        (379,788)      12.17
                                                     ----------
      Outstanding as of December 31, 2000             4,252,233        7.69
                                                      =========

                                     Stock options outstanding              Stock options exercisable
                            -------------------------------------------   -----------------------------
                                                Average       Weighted                         Weighted
                                Number         remaining       average                          average
           Range of           outstanding     contractual     exercise      Number             exercise
        exercise prices     as of 12/31/00   life (years)       price     exercisable            price
      -----------------     --------------   ------------       -----     -----------            -----
      $ 0.00 - $ 5.00          2,724,798          7.9         $  2.00       1,227,315           $  1.96
      $ 5.01 - $15.00            501,225          9.9            9.95          12,165              5.50
      $15.01 - $25.00            829,510          9.2           19.46          43,748             19.23
      $25.01 - $35.00            174,600          9.6           30.17               -                 -
      $35.01 - $40.00             22,100          9.5           38.41           5,000             36.50
                               ---------                                    ---------
                               4,252,233          8.5            7.69       1,288,228              2.71
                               =========                                    =========

           As of December 31, 2000, there were 260,052 awards available for grant under the Company's stock-based compensation program. In February 2001, the number of awards available under the Company's stock-based compensation program was increased to 1,094,123 under the "evergreen" provisions of the 2000 SIP.

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. As a result, no compensation expense was recorded for the options granted during 1998 and 2000. The Company recorded deferred compensation expense of approximately $2.9 million relating to stock options to purchase 1,024,900 shares of Common Stock granted in 1999 equal to the difference between the fair market value of the Company's Common Stock on the grant date and the exercise price of the options. The deferred compensation is being amortized to expense ratably over the vesting period of the stock options, which is generally four years. In 2000 and 1999, the Company recognized expenses of $676,000 and $329,000, respectively, related to the amortization of deferred compensation.

           SFAS No. 123 requires pro forma net income (loss) per common share disclosures as if the Company had accounted for its stock options granted under the fair value method prescribed by that statement. Had it used a fair value methodology for determining compensation expense, the Company's net results and net income (loss) per common share would have been reduced as indicated in the table below.

           In order to calculate the pro forma net income (loss) information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: stock volatility of 80%, 0% and 0%; risk-free interest rate of 6.34%, 5.38% and 4.25%; expected stock life of 4 years for each year, and; no dividend yield in each year. The per share weighed average fair value of the stock options granted in 2000, 1999 and 1998 was $11.67, $7.06 and $0.29, respectively.

                                                        Years ended December 31,
                                                    -------------------------------
                                                      2000      1999         1998
                                                      ----      ----         ----
      Pro forma net income (loss)   As reported     $   4,786   $(1,455)   $(1,207)
                                    As adjusted     $   2,263   $(1,989)   $(1,256)

      Pro forma EPS-Basic           As reported     $    0.20   $ (0.09)   $ (0.06)
                                    As adjusted     $    0.09   $ (0.12)   $ (0.06)

      Pro forma EPS-Diluted         As reported     $    0.18   $ (0.09)   $ (0.06)
                                    As adjusted     $    0.08   $ (0.12)   $ (0.06)

      The information presented above is based on the Company being treated as an entity subject to income taxes as a regular corporation. See Note 2(k) and
Note 9 for related information.

13.   Net income (loss) per common share

      Net income or loss per common share (EPS) is presented on both a basic and diluted basis in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive securities.

      The table below presents the computation of Basic and Diluted EPS (the amounts presented in the table are in thousands, except per share amounts). For all periods presented, prior to conversion into Common Stock in March 2000, the assumed conversion of the Company's convertible notes into Common Stock has an anti-dilutive effect on Diluted EPS and, therefore, assumed conversion is excluded from the Diluted EPS calculations. In addition, for 1999 and 1998, the assumed conversion of stock options and warrants into Common Stock has an anti-dilutive effect on Diluted EPS and, therefore, the assumed conversion of these financial instruments is excluded from the Diluted EPS calculation for these periods. See also Note 2(k).

                                                    Years ended December 31,
                                                   ---------------------------
                                                 2000         1999         1998
                                                 ----         ----         ----
    Net income (loss):
         Basic and Diluted                    $   4,311
                                              =========

    Pro forma net income (loss):
         Basic and Diluted                    $   4,786     $ (1,455)   $  (1,207)
                                              =========     ========    =========

    Shares of common stock:
         Weighted average shares of Common
               Stock outstanding (Basic)         24,268       16,315       20,378
                                              =========     ========    =========

    Incremental shares related to:
         Outstanding stock options                2,888            -            -
         Outstanding warrants                        17            -            -
                                              ---------     --------    ---------
    Weighted average equivalent shares of
         Common Stock outstanding (Diluted)      27,173       16,315       20,378
                                              =========     ========    =========

    EPS-Basic                                 $    0.18
                                              =========
    EPS-Diluted                               $    0.16
                                              =========

    Pro forma EPS-Basic                       $    0.20     $  (0.09)   $   (0.06)
                                              =========     ========    =========
    Pro forma EPS-Diluted                     $    0.18     $  (0.09)   $   (0.06)
                                              =========     ========    =========

14.   Segment Information and Related Disclosures

      The Company operations consist of one business segment providing data storage management and data access solutions products and services. For 2000, 1999 and 1998, the Company's revenues from foreign countries represented 13%, 6% and 6%, respectively, of total revenues.

15.   Related Party Transactions

      In March 2000, subsequent to the IPO, the Company made payments totaling $1.2 million to certain current and former stockholders representing reimbursement of income taxes paid by these stockholders when the Company was treated as a Subchapter S entity for income tax purposes.

      Following its IPO in March 2000, the Company retired all of its outstanding senior subordinated notes held by certain stockholders, repaid certain promissory notes with its principal stockholder and retired a note payable with a former employee. These transactions are discussed in Note 10. See also Note 12(a) related to the conversion of all of the Company's outstanding convertible notes held by certain stockholders into shares of the Company's Common Stock.

     In March 2000, the Company made a bonus compensation payment to a former employee of $0.3 million. The payment was contingent on the Company consummating the IPO.

     In 2000, the Company made payments in the amount of $80,000 to the estate of a former employee. See also Note 10.

     Prior to their retirement in the first quarter of 2000, the Company recorded interest expense on the notes payable to its principal stockholder of $82,000, $158,000 and $88,000 for 2000, 1999 and 1998, respectively.

     During October 1999, the principal stockholder of the Company sold 40,000 shares of the Company's common stock to an employee of the Company for $2.75 per share. The Company recognized compensation expense of approximately $330,000 related to the transaction, reflecting the difference between the purchase price and the estimated fair value of the Common Stock at the time of the purchase.

16.   Selected Quarterly Financial Data (Unaudited)

                                        First          Second        Third        Fourth
                                        Quarter       Quarter       Quarter       Quarter
                                        -------       -------       -------       -------
     Year ended December 31, 2000
         Operating revenues              $8,300        $9,603       $12,124       $13,790
         Gross profit                    $7,054        $7,985       $10,428       $11,418
         Operating income (loss)         $   54         $(602)      $ 1,868       $ 1,061
         Net income (loss)               $ (357)        $ 450       $ 2,620       $ 1,598

     Year ended December 31, 1999
         Operating revenues              $5,434        $5,561        $6,621        $7,824
         Gross profit                    $4,456        $4,653        $5,649        $6,603
         Operating income (loss)         $  106         $(422)       $  710        $  204
         Net income (loss)               $ (274)        $(934)       $  183        $ (330)

      Note: See Notes 3, 4 and 9 for information related to certain ownership changes, purchase accounting adjustments, including a one-time charge to expense, and change in the Company's status regarding income taxes, respectively. The Company's operating results for interim periods may not be indicative of the results of operations for a full fiscal year.






                    (this space intentionally left blank)

17.   Supplemental information - Allowance for Uncollectible Accounts

                                                           (in thousands)

      Balance as of December 31, 1997                         $  395
      Additions charged to expense                               160
      Additions charged to other accounts                        187
      Amounts charged to allowance                               (78)
                                                              ------

      Balance as of December 31, 1998                            664
      Additions charged to expense                               251
      Additions charged to other accounts                         13
      Amounts charged to allowance                              (125)
                                                               -----

      Balance as of December 31, 1999                            803
      Additions charged to expense                               820
      Additions charged to other accounts                        199
      Amounts charged to allowance                              (540)
                                                               -----

      Balance as of December 31, 2000                         $1,282
                                                               =====

18.   Supplemental information - Consolidated Statements of Cash Flows

                                                          Year ended December 31,
                                                         -------------------------
                                                          2000      1999     1998
                                                         ------    ------   ------
   Cash paid during the period for (in thousands):
        Income taxes                                     $    -    $    -   $    -
        Interest                                         $  684    $1,118   $  738

   Material non-cash transactions (in thousands:
        Issuance of Common Stock related to the
              April 2000 acquisition of xVault           $2,173    $    -   $    -
        Conversion of all outstanding convertible
              subordinated notes payable (including
              related accrued interest) into 4,161,506
              shares of Common Stock in March 2000       $8,833    $    -   $    -
        Common Stock issued for notes receivable         $    -    $    -   $  874
        Common Stock redeemed for note payable           $    -    $    -   $5,500





                    (this space intentionally left blank)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this report under the caption "Executive Officers" in reliance on General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

      CONSOLIDATED FINANCIAL STATEMENTS

           The following consolidated financial statements of OTG Software, Inc. are included in Part II, Item 8 of this report:

     - Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     -   Consolidated Balance Sheets as of December 31, 2000 and 1999

     - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     - Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

     -   Notes to Consolidated Financial Statements

      CONSOLIDATED FINANCIAL STATEMENTS

           All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the consolidated financial statement or notes thereto included in this report.

      EXHIBITS

      3.1 Amended Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      3.2 Restated By Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      4.1       Refer to Exhibits 3.1 and 3.2

      10.1 1998 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.2      2000 Stock Incentive Plan (incorporated herein by reference to
                Exhibit 10.2 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.3      Amended and Restated 2000 Employee Stock Purchase Plan

      10.4 Employment Agreement with Richard A. Kay, our chairman, president and chief executive officer, as amended
                (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.5 Employment agreement with F. William Caple, our executive vice president and secretary, as amended (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.6 Employment agreement with Ronald W. Kaiser, our chief financial officer and treasurer, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.7 Form of Subchapter S Tax Indemnification Agreement to be executed with certain stockholders (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

      10.8 Form of Indemnification Agreement to be executed with directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1; SEC file No. 333-93581)

     10.9 Agreement and Plan of Merger by and among OTG Software, Inc., OTG Merger Corp. and xVault, Inc., dated April 17, 2000 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated May 9, 2000
                (No.000-29809)

      10.10 Lease for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Three Month Period Ended June 30, 2000)

                      (list continued on following page)

                     (list continued from previous page)

      10.11 Security Agreement dated as of July 22, 1999 by and among Online Technology Group, Inc., OTG Software, Inc. and PNC Bank, National Association as amended by the Affirmation and Partial Release dated as of October 30, 2000, by and between OTG Software, Inc. and PNC Bank, National Association 48516(incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1; SEC file No. 333-48516)

      10.12 Amended and Restated Loan Agreement dated as of October 30, 2000 by and between OTG Software, Inc. and PNC Bank, National Association and a related Amended and Restated Revolving Credit Note (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1; SEC file No. 333-48516)

      21        Subsidiaries of OTG Software, Inc.

      23        Consent of KPMG LLP

      REPORTS ON FORM 8-K

      On December 15, 2000, we filed a Current Report on Form 8-K. The report was filed pursuant to Item 9 of Form 8-K filing a press release relating to our affirmation of our comfort with the consensus analyst expectations for the year 2001.









                    (this space intentionally left blank)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By: /s/  Richard A. Kay                                      Date: March 7, 2001
    -------------------------------------------------
         Richard A. Kay
         President, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


By: /s/  Ronald W. Kaiser                                    Date: March 7, 2001
    -------------------------------------------------
         Ronald W. Kaiser
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)


By: /s/  Paul A. Kane                                        Date: March 7, 2001
    -------------------------------------------------
         Paul A. Kane
         Vice President of Finance and Accounting
         (Principal Accounting Officer)


By: /s/  Gabriel A. Battista                                 Date: March 7, 2001
    -------------------------------------------------
         Gabriel A. Battista, Director


By: /s/  John Burton                                         Date: March 7, 2001
    -------------------------------------------------
         John Burton, Director


By: /s/  F. William Caple                                    Date: March 7, 2001
    -------------------------------------------------
         F. William Caple, Director


By: /s/  Joseph R. Chinnici                                  Date: March 7, 2001
    -------------------------------------------------
         Joseph R. Chinnici, Director


By: /s/  Geaton A. DeCesaris, Jr.                            Date: March 7, 2001
    -------------------------------------------------
         Geaton A. DeCesaris, Jr., Director


By: /s/  Donald B. Hebb, Jr.                                 Date: March 7, 2001
    -------------------------------------------------
         Donald B. Hebb, Jr., Director