Form 10-Q
period 2001-03-31
OTG SOFTWARE INC
filed 2001-05-15
CIK 1101757

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                            --------------
                                       or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period        to
                                                       ------    ------

                        COMMISSION FILE NUMBER 000-29809


                               OTG SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                           7372                         52-1769077
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

                                 YES [X] NO [ ]


    As of April 30, 2001, there were outstanding 31,433,216 shares of OTG Software, Inc. common stock, $0.01 par value per share.


===============================================================================

                               OTG SOFTWARE, INC.
                                    Form 10-Q
                      Quarterly Period Ended March 31, 2001

                                Table of Contents

                                                                                         PAGE
                                                                                         ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                              1

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                                 1

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000                                                     2

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                                     3

         Notes to Condensed Consolidated Financial Statements                              4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                25

Item 2.  Changes in Securities and Use of Proceeds                                        25

Item 3.  Defaults Upon Senior Securities                                                  25

Item 4.  Submission of Matters to a Vote of Security Holders                              25

Item 5.  Other Information                                                                25

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits                                                                   25
         (b)   Reports on Form 8-K                                                        25

SIGNATURES                                                                                26

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               OTG SOFTWARE, INC.
                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                     March 31,       December 31,
                                                                       2001              2000
                                                                       ----              ----
                                                                                   (As restated)
                                                                             (unaudited)
    ASSETS
Current assets
    Cash and cash equivalents                                          $ 102,819        $ 102,197
    Accounts receivable, net of allowance
        of $1,390 and $1,541, respectively                                18,389           20,613
    Deferred income taxes                                                  2,656            2,066
    Other current assets                                                   3,878            2,919
                                                                       ---------        ---------
        Total current assets                                             127,742          127,795
Other assets
    Property and equipment, net                                            5,015            4,744
    Goodwill, net                                                          2,365            2,510
    Other intangibles, net                                                 1,080            1,212
    Deferred income taxes                                                  1,221            1,302
    Other noncurrent assets, net                                             767              759
                                                                       ---------        ---------
        Total other assets                                                10,448           10,527
                                                                       ---------        ---------
           Total assets                                                $ 138,190        $ 138,322
                                                                       =========        =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                   $   3,551        $   4,080
    Income taxes payable                                                      --            1,143
    Accrued expenses                                                       8,602            7,572
    Current portion of long-term debt                                         61               61
    Current portion of notes payable                                         847              225
    Current portion of notes payable to stockholder                           68               67
    Deferred revenues                                                      7,505            7,586
                                                                       ---------        ---------
        Total current liabilities                                         20,634           20,734
Other liabilities
    Long-term debt, net of current portion                                     8               23
    Note payable, net of current portion                                      --              225
    Notes payable to stockholder, net of current portion                      --               18
    Noncurrent deferred revenues                                             490              446
                                                                       ---------        ---------
        Total other liabilities                                              498              712
                                                                       ---------        ---------
           Total liabilities                                              21,132           21,446
Commitments and contingencies
Shareholders' equity
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized, none issued                                                 --               --
    Common stock, $0.01 par value; 65,000,000 shares authorized,
        31,432,216 and 30,883,477 shares issued and outstanding,
        respectively                                                         314              309
    Additional paid-in capital                                           141,425          140,025
    Deferred compensation, net                                            (1,467)          (1,637)
    Accumulated other comprehensive loss                                     (62)             (28)
    Accumulated deficit                                                  (22,080)         (20,741)
                                                                       ---------        ---------
    Total shareholders' equity before stock subscriptions
      receivable                                                         118,130          117,928
           Less: stock subscriptions receivable                           (1,072)          (1,052)
                                                                       ---------        ---------
               Total shareholders' equity                                117,058          116,876
                                                                       ---------        ---------
                  Total liabilities and shareholders' equity           $ 138,190        $ 138,322
                                                                       =========        =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                             Three Months
                                                            Ended March 31,
                                                         2001           2000
                                                         ----           ----
                                                                    (As restated)
                                                            (unaudited)
Revenues
    Software licenses                                $ 10,286        $  8,488
    Services                                            3,637           2,195
                                                     --------        --------
        Total revenues                                 13,923          10,683

Cost of revenues
    Software licenses                                     909             473
    Services                                            1,574           1,078
                                                     --------        --------
        Total cost of revenues                          2,483           1,551
                                                     --------        --------
           Gross profit                                11,440           9,132

Operating expenses
    Sales and marketing                                 6,682           4,743
    Research and development                            4,053           2,523
    General and administrative                          2,122           1,642
    Merger-related costs                                1,585              --
    Amortization of acquired intangible assets            208              --
                                                     --------        --------
        Total operating expenses                       14,650           8,908
                                                     --------        --------
Income (loss) from operations                          (3,210)            224

Other income (expense)
    Interest income                                     1,406             211
    Interest expense                                      (19)           (624)
    Foreign exchange gain (loss)                          (38)             55
                                                     --------        --------
        Total other income (expense)                    1,349            (358)
                                                     --------        --------
Loss before income taxes                               (1,861)           (134)
Income tax benefit                                       (502)             --
                                                     --------        --------
Net loss                                             $ (1,359)       $   (134)
                                                     ========        ========

Net loss per common share
    Basic and Diluted                                $  (0.04)       $  (0.01)

Shares used for computation
    Basic and Diluted                                  31,127          21,444

See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          Three Months
                                                                        Ended March 31,
                                                                      2001           2000
                                                                      ----           ----
                                                                                (As restated)
                                                                          (unaudited)
Cash and cash equivalents at beginning of period                  $ 102,197        $   4,296
                                                                  ---------        ---------
Cash flows from operating activities:
Net loss                                                             (1,359)            (134)
    Adjustments to reconcile net income (loss) to cash
        provided by (used for) operating activities
           Amortization of acquired intangible assets                   208               --
           Depreciation and amortization                                519              325
           Stock compensation expense                                   168              210
           Tax benefit from exercise of stock options                   450               --
           Provision for bad debts and returns                          200              272
           Deferred income taxes                                       (509)              --
           Changes in certain assets and liabilities
               Accounts receivables, net                              2,025           (2,176)
               Other current assets                                    (291)            (769)
               Accounts payable and accrued expenses                    (27)             121
               Income taxes payable                                  (1,143)              --
               Deferred revenues                                        (36)             856
                                                                  ---------        ---------
                  Net cash (used for) provided by operating
                    activities                                          205           (1,295)

Cash flows from investing activities
    Purchases of property and equipment                                (736)            (767)
    Acquisition of intangible assets                                     --             (380)
                                                                  ---------        ---------
                  Net cash used for investing activities               (736)          (1,147)

Cash flows from financing activities
    Net proceeds from initial public offering                            --           88,142
    Direct costs of secondary public offering                          (133)              --
    Proceeds from other issuances of common stock                       955               --
    Borrowings under note payable to bank                               397               --
    Repayments on note payable to bank                                   --           (5,005)
    Borrowings under long-term debt                                      --                6
    Repayments on long-term debt                                        (15)          (1,761)
    Repayments on stockholders' notes                                   (17)          (9,813)
    Distributions to stockholders                                        --           (1,160)
                                                                  ---------        ---------
                  Net cash provided by financing activities           1,187           70,409
                                                                  ---------        ---------

Effect of changes in foreign exchange rates                             (34)              20
                                                                  ---------        ---------
Net increase in cash and cash equivalents                               622           67,987
                                                                  ---------        ---------
Cash and cash equivalents at end of period                        $ 102,819        $  72,283
                                                                  =========        =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                               OTG SOFTWARE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation and Nature of Operations

     The accompanying condensed consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software), Smart Storage, Inc. (Smart Storage), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). OTG Software, Smart Storage, OTG Sales and OTG E-Mail are collectively referred to as "the Company." References such as "we," "our," and "us" also refer to OTG Software and its wholly-owned subsidiaries. The statements have been prepared in accordance with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2001. The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

     Headquartered in Bethesda, Maryland, we are a provider of on-line data storage, data access and e-mail management software. Our products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Through our application-centric product suite, we offer business, Web and e-commerce solutions that provide robust functionality across industries. Our products empower storage by combining storage with access and e-mail management. Our products are available through a worldwide network of value-added resellers
(VARs), distributors and original equipment manufacturers (OEMs) as well as directly from us. Our primary product line is sold under the name "XtenderSolutions."

     OTG E-Mail reflects the activity of the former xVault, Inc. (xVault), a company that we acquired on April 25, 2000. The acquisition of xVault was accounted for using the "purchase" method of accounting; therefore, the assets acquired and liabilities assumed from xVault were adjusted to fair value as of April 25, 2000 and consolidated with our balance sheet as of that date. Activity of the former xVault entity is recognized in our financial results beginning April 26, 2000.

     We acquired Smart Storage on March 29, 2001. The acquisition of Smart Storage was accounted for using the "pooling of interests" method of accounting. Accordingly, our statements of operations, balance sheets and statements of cash flows and related information for all periods presented in this report include the results of Smart Storage as if Smart Storage had always been a part of the Company. See Note 2 for additional information.

2.   Acquisition of Smart Storage

     On March 29, 2001, we acquired Smart Storage in a transaction accounted for using the "pooling of interests" method of accounting. Pursuant to the merger agreement with Smart Storage, we issued 3,081,108 shares of our Common Stock to the former Smart Storage stockholders in exchange for all the outstanding shares of Smart Storage's capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage stockholders). In addition, we reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. In connection with our acquisition of Smart Storage we incurred merger and acquisition related expenses of approximately $1.6 million in the first quarter of 2001.

     Smart Storage is a provider of standards-based DVD and CD storage management software. Smart Storage, founded in 1992, develops innovative storage management software that enhances business productivity by providing long-term, cost effective access to information. Smart Storages offerings enable companies to increase the availability of information to their employees and customers by utilizing networking architectures such as LANs, SANs, and the Internet; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

     For the period January 1, 2001 through the day immediately preceding the consummation of the acquisition, Smart Storage's revenues and net loss were $1.8 million and $1.9 million, respectively. These amounts are based upon certain assumptions and estimates that the Company believes are reasonable. Smart Storage's pro forma stand-alone results for this period include merger-related costs (e.g., attorney's and accountants' fees) of approximately $0.9 million. As mentioned above, the Company's results and related information for all periods presented in this report reflect the activity of Smart Storage as if Smart Storage had always been a part of the Company. The Smart Storage results provided above do not necessarily represent the results that would have occurred if the merger had taken place at a date earlier than the actual consummation date of the merger.

     For the period January 1, 2000 through March 31, 2000, Smart Storage's revenues and net income were $2.4 million and $0.2 million, respectively.

3.   Shareholders' Equity

     (a) Common Stock

         As discussed in Note 2, on March 29, 2001, we issued 3,081,108 shares of Common Stock, $0.01 par value (Common Stock), to acquire Smart Storage, including 308,087 shares that are being held in escrow for twelve months. In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement.

         During the three months ended March 31, 2001, employee exercises of stock options resulted in proceeds of $1.0 million and the issuance of 548,740 shares of Common Stock.

     (b)  Stock-based compensation

         In February 2001, the number of awards available under our stock-based compensation program was increased by 834,071 shares to 1,094,123 under the "evergreen" provisions of our 2000 Stock Incentive Plan.

4.   Lease Commitment

     In April 2001, we entered into an amendment to our lease agreement, dated June 20, 2000, relating to our new headquarters facility. The primary purpose of the amendment was to change the occupancy date to June 1, 2001 from April 15, 2001.

5    Software Revenue Recognition

     Revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the accounting and disclosure requirements of this SAB in the fourth quarter of 2000. The application of this SAB did not have a material impact on our financial statements and related disclosures.

     In October 1997, the American Institute of Certified Public Accountants (the AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." SOP 97-2 requires that revenue recognized from sales arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the constituent elements, such as maintenance and technical support, training and consulting services. The relative fair value of each element of a multi-element sales arrangement is based on "vendor specific objective evidence" (VSOE). Subsequently, in March 1998 and December 1998, the AICPA issued SOP 98-4 and SOP 98-9, respectively, which defer until the Company's fiscal year beginning January 1, 2000, the application of several paragraphs and examples in SOP 97-2 that limit the definition of VSOE for determining fair value of various elements in a multiple element arrangement. The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. Prior to 1998, our revenue recognition policy was in accordance with the preceding authoritative guidance provided by SOP No. 91-1, "Software Revenue Recognition." The adoption of the provisions of SOP 97-2 did not have a material impact on our financial statements. We adopted the remaining portions of SOP 97-2, which were deferred by SOP 98-4 and SOP 98-9, as of January 1, 2000. The adoption of the remaining portions of SOP 97-2 did not have a material impact on our financial statements.

     Software license revenues consist of fees for licenses of our software products. We sell software products primarily through value-added resellers, distributors and original equipment manufacturers. We offer extended payment terms to certain customers. For such arrangements in which payment terms are within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collectibility of the fee is considered probable. For arrangements in which payment terms extend beyond six months, we recognize revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

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

6.   Net Loss Per Common Share

     Net loss per common share is presented on both a basic and diluted basis in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share reflects the maximum dilution that would result after giving effect to dilutive securities.

     The table below presents the computation of basic and diluted net loss per common share. Because we recognized net losses in both periods, the inclusion of incremental shares from the assumed conversion of stock options and warrants into common stock is anti-dilutive. Therefore, such amounts have been excluded from the calculations.

                                                                          Three Months
                                                                        Ended March 31,
                                                                      2001           2000
                                                                      ----           ----
                                                                         (in thousands,
                                                                    except per share amounts)
                                                                          (unaudited)
Net loss:
    Net loss (basic and diluted)                                      $ (1,359)       $   (134)
                                                                      ========        ========

Shares used for computation:
    Weighted average shares of Common Stock outstanding (basic)         31,127          21,444
    Incremental shares related to outstanding stock options                 --              --
    Incremental shares related to outstanding warrants                      --              --
                                                                      --------        --------
    Weighted average equivalent shares of Common Stock
        outstanding (diluted)                                           31,127          21,444
                                                                      ========        ========

Net loss per common share-basic and diluted                           $  (0.04)       $  (0.01)
                                                                      ========        ========


7.   Comprehensive Income (Loss)

     We recognized a comprehensive loss of $1.4 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. Comprehensive income or loss encompasses net income or loss and "other comprehensive income or loss," which includes all other non-owner transactions and events that change shareholders' equity. Our other comprehensive loss reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations.

8.   Segment Information and Related Disclosures

     Our operations consist of one business segment providing on-line data storage, data access ands e-mail management software and related services. For the three months ended March 31, 2001 and 2000, our revenues from foreign countries represented 25% and 16%, respectively, of our total revenues.

9.   Related Party Transactions

     In the first quarter of 2001, we made payments totaling $48,000 to the estate of a former employee pursuant to an agreement entered into on behalf of that employee in 1998. Also, in the first quarter of 2001, the Company recorded interest expense on notes payable to a stockholder totaling $11,000.

10.  Supplemental Information - Condensed Consolidated Statements of Cash Flows

                                                                        Three months
                                                                       ended March 31,
                                                                     2001           2000
                                                                     ----           ----
                                                                       (in thousands)
                                                                        (unaudited)
Cash paid during the period for:
     Income taxes                                                    $  962       $   16
     Interest                                                        $    9       $  679

Material non-cash transactions:
     Issuance of Common Stock related to the March 2001
         acquisition of Smart Storage (reflected at par value)       $   31       $   --
     Conversion of all outstanding convertible
         subordinated notes payable (including
         related accrued interest) into 4,161,506
         shares of Common Stock in March 2000                        $   --       $8,833
     Issuance of note payable related to acquisition of
         Intangible assets                                           $   --       $  450


11.  Subsequent Event

     In April 2001, we retired a note payable to a bank with a payment of $0.4 million. The obligation had previously been classified on our balance sheet as a current liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of OTG Software's financial condition and results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2001 (Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in our Form 10-K filing.

     Certain information contained herein should be considered "forward-looking information" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the timely development and market acceptance of our products and the risk that such domestic and/or international market acceptance might not happen, the risk that we may not be able to maintain the quality of our relationships with our end users or customers, that there may occur adverse changes in the general economic conditions of our markets or in the specific economic conditions of the information technology spending market, or that we may not be able to manage our growth. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. For example, and not by way of limitation, our forward-looking statements may include statements regarding:

   -    revenue growth or variations in gross margin
   -    development, deployment and acceptance of new products;
   -    technological changes;
   - use of the proceeds from our initial public offering and follow-on public offering;
   -    expansion plans, both international and domestic;
   -    spending on research and development;
   - levels of expenditures generally, including investments in property and equipment;
   -    changes in accounts receivable, including collections activities, and;
   -    sufficiency of our liquidity and capital resources.

     Such forward-looking statements including, but not limited to, information about expected trends and related information, are made only as of the date of this report. Important factors known to us that could cause such material differences are discussed under the caption "Risk Factors" below. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

                                    Overview

     We are a provider of online data storage, data access and e-mail management software. Our software enables enterprises to move, store, manage and access data and e-mail quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network.

     We were founded in March 1992. In March 2000, we acquired xVault, and in March 2001, we acquired Smart Storage, as discussed below. We acquired xVault for consideration of 159,996 shares of our Common Stock and $1.75 million in cash. xVault was a provider of e-mail management and archiving solutions. We renamed xVault as "OTG E-Mail Corp." We have recorded net losses in certain prior periods, including a net loss for 1999 and for 1998, but we were profitable for the year ended December 31, 2000. For the three months ended March 31, 2001, we recognized a net loss of approximately $50,000 before giving effect to approximately $1.8 million in pre-tax expenses associated with one-time merger and acquisition costs of Smart Storage and with the amortization of acquisition costs associated with our acquisition of xVault.
As of March 31, 2001, we had an accumulated deficit of $22.1 million.

     We generate revenues principally from licensing our software products and providing related professional services including maintenance and technical support, consulting and training.

     We derive software license revenues from licenses of our software programs to customers primarily through indirect sales channels, including original equipment manufacturers, value-added resellers and distributors. We also sell through our direct sales force. Original equipment manufacturers (OEMs) either bundle our products with the products they offer or resell our products under their own label. We receive software license revenues each time an original equipment manufacturer licenses a copy of its products that incorporates one or more of our products. Our license agreements with original equipment manufacturers generally contain no minimum sales requirements, and we cannot assure you that any original equipment manufacturer will either commence or continue shipping our products in the future. Moreover, following the execution of new OEM license agreements, a significant period of time may elapse before any revenues are generated due to the development work which we often undertake under these OEM agreements and the time needed for the sales and marketing groups within these original equipment manufacturers or other customers and resellers to become familiar with our products.

     We offer extended payment terms to certain customers, primarily select OEMs and resellers. Extended payment terms are offered to these customers as part of market penetration programs that are designed to increase the presence of our products in the marketplace and attract targeted customers and industries, gain forecast visibility and solidify long-term relationships with these selected OEM's and resellers. For arrangements with payment terms within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collectibility of the fee is considered probable. As of March 31, 2001, net amounts due from such arrangements totaled $7.7 million, a decrease of approximately 15.4% from $9.1 million due from such arrangements as of December 31, 2000. For arrangements in which payment terms extend beyond six months, we recognize revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria listed above have been met.

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

     We currently have sales and services offices in the United States and provide sales and services support in Europe and Asia through employees located in England, Germany, Netherlands, Japan and China. We also have a subsidiary in India, which is primarily devoted to research and development activities. We plan to continue to expand our international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers. Our international sales are primarily generated through indirect sales channels. Revenues derived from customers located outside the United States and Canada, most of which are denominated in U.S. dollars, accounted for approximately 25% and 16% of our total revenues for the three months ended March 31, 2001 and 2000, respectively.

     As part of maintaining our current growth plans, we expect to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant revenues to maintain consistent profitability. Although the acquisition of Smart Storage is expected to have an accretive effect on our earnings by the end of 2001, excluding one-time costs of the merger, there will be an integration period that includes certain transition costs. This transition period may include additional one-time costs of the transaction, including the possible write-down of redundant assets or assets determined to be of limited strategic value to the combined company. Although our revenues have grown substantially in recent years, we may not be able to sustain the year over year growth rates we have historically achieved. In addition, we may not be able to generate sufficient revenues in future periods to be profitable for those periods. In addition, we are moving our headquarters to a new facility in June 2001. We expect to incur substantial one-time costs associated with the move, including a possible lease termination fee related to our current headquarters facility. The new headquarters facility represents a significant increase in our monthly lease obligations. Finally, we have scheduled our annual partners' conference for May 2001, which resulted in an acceleration in costs from the quarter ended September 30, 2001 to the quarter ended March 31, 2001.

                          Acquisition of Smart Storage

     On March 29, 2001, we acquired Smart Storage in a transaction accounted for as a pooling of interests. Pursuant to the merger agreement, we issued 3,081,108 shares of Common Stock to the former Smart Storage stockholders in exchange for all the outstanding shares of Smart Storage's capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage stockholders). In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. Our financial results and related information include the activities of Smart Storage for all periods presented.

     Smart Storage is a provider of standards-based DVD and CD storage management software. Smart Storage, founded in 1992, develops innovative storage management software that enhances business productivity by providing long-term, cost effective access to information. Smart Storage's offerings enable companies to increase the availability of information to their employees and customers by utilizing networking architectures such as LANs, SANs, and the Internet; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

     The acquisition of Smart Storage is expected to provide significant benefits to the Company, particularly with respect to employees, technology and infrastructure. Smart Storage has a highly respected and proven research and development staff, including a dedicated research and development arm in India. Smart Storage offers the combined company access to one of the fastest growing sectors of the storage market-rich media and streaming video. In addition, Smart Storage has a well-developed international infrastructure and sales channel. As mentioned above, we believe the acquisition of Smart Storage will be accretive to our earnings by the end of this year, excluding certain one-time costs.

                            Products Released in 2001

     In April 2001, we announced the availability of "VideoXtender," a new automated digital content management solution designed to meet the rapidly growing storage and data accessibility requirements of the professional video and broadcasting industries. VideoXtender provides broadcasters, media asset management organizations and digital media application developers with direct and fast access to rich media assets and streaming video on managed storage devices, and a scalable, open systems architecture that utilizes cost-effective and secure DVD-RAM, Magnetic Optical (MO) and tape storage media. VideoXtender supports both digital broadcasting and media asset management. In video broadcasting or real-time applications, VideoXtender integrates with playback video servers and broadcast automation systems to provide online access to secondary storage. For media asset management or non-real-time applications, VideoXtender integrates with media asset management and video production solutions to provide direct access to an organization's vast archive resource of digital content that would normally be kept off-line.

     In March 2001, we announced that we had internationalized our DiskXtender and EmailXtender products. By internationalizing our products, we empower enterprises worldwide with the ability to localize or port our proven and reliable online data storage, access and e-mail management solutions into other languages. This is part of our ongoing strategy to be a leading worldwide player in the e-mail and storage management industry. DiskXtender, which is currently available in English and Japanese, provides intelligent, automated and virtually infinite storage management and enables companies to readily access critical enterprise data. This improves employee productivity and lowers the cost of ownership for mission critical business information. EmailXtender is currently available in English, German and Italian, and provides a secure, cost-effective system for efficiently capturing, storing and retrieving e-mail messages. This solution enables organizations to reduce e-mail server backup time and bottlenecks, eliminate message- and mailbox-size restrictions and protect business-critical e-mail from virus attacks. EmailXtender will soon be available in French and Spanish.

RESULTS OF OPERATIONS

     The following section pertains to activity included in our Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report), comparing results of operations for the three months ended March 31, 2001 with the three months ended March 31, 2000. As mentioned previously, the Company's historical results, together with related information, have been revised to include the activity of Smart Storage for all periods presented.

     The table below presents the line items included in our Condensed Consolidated Statements of Operations as a percentage of total revenues. This table excludes merger-related costs related to our acquisition of Smart Storage incurred during the three months ended March 31, 2001 ($1,585,000), amortization expenses associated with certain intangible assets resulting from our acquisition of xVault in April 2000 ($208,000) and amortization expenses associated with Smart Storage's acquisition of certain intangible assets in January 2000 ($46,000).

                                             Three Months
                                            Ended March 31,
                                          2001           2000
                                          ----           ----
                                        (unaudited and restated)
Revenues
    Software licenses                        74 %        79%
    Services                                 26          21
                                           ----        ----
        Total revenues                      100         100

Cost of revenues
    Software licenses                         6           4
    Services                                 11          10
                                           ----        ----
        Total cost of revenues               17          14
                                           ----        ----
           Gross profit                      83          86

Operating expenses
    Sales and marketing                      48          44
    Research and development                 29          24
    General and administrative               16          15
                                           ----        ----
        Total operating expenses             93          83
                                           ----        ----
Income (loss) from operations               (10)          3

Other income (expense)
    Interest income                          10           2
    Interest expense                         --          (6)
    Foreign exchange gain (loss)             --          --
                                           ----        ----
        Total other income (expense)         10           4
                                           ----        ----
Income (loss) before income taxes            --          (1)
Provision (credit) for income taxes          --          --
                                           ----        ----
Net income (loss)                            --%         (1)%
                                           ====        ====

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
                   WITH THE THREE MONTHS ENDED MARCH 31, 2000

Revenues

     Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of our software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services.

     Total revenues increased 30% to $13.9 million for the three months ended March 31, 2001 from $10.7 million for the comparable period in 2000. We believe that the percentage increase in total revenues achieved on a year over year basis may not necessarily be indicative of future results.

     Software license revenues-Software license revenues increased 21% to $10.3 million for the three months ended March 31, 2001 from $8.5 million for the three months ended March 31, 2000 and represented 74% of total revenues for the three months ended March 31, 2001 as compared to 79% of total revenues for the comparable period in 2000. The increase in software license revenues was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels. Software license revenues for the three months ended March 31, 2001 decreased slightly compared with the three months ended December 31, 2000. We believe this sequential decrease in software license revenues reflects several factors, including changes in general economic conditions and reported lower discretionary business spending, including spending on storage management software.

     For the three months ended March 31, 2001, we recognized revenues of $3.7 million, or 36% of our software license revenues during that period, under arrangements with payment terms extending up to six months. The comparable amounts for the three months ended March 31, 2000, September 30, 2000, and December 31, 2000, were $2.5 million and 30%, $5.3 million and 51%, and $4.6 million and 50%, respectively. As mentioned above, extended payment term contracts are primarily with select OEMs and resellers.

     Services revenues-Services revenues increased 66% to $3.6 million for the three months ended March 31, 2001 from $2.2 million for the comparable period in 2000. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services. In 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases. This policy became effective in September 2000 for sales attributable to OTG Software and in January 2000 for sales generated by Smart Storage. Services revenues increased to 26% of total revenues for the three months ended March 31, 2000, from 21% for the comparable period in 2000. This change reflects the general economic conditions prevalent during early 2001, particularly the decrease of business purchasing activities leading to lower software license revenues, and the relative increase in services revenues discussed above.

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

     Cost of software license revenues-Excluding certain amortization expense associated with intangible assets acquired by Smart Storage in February 2000, the cost of software license revenues increased 92% to $0.9 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000, due primarily to an increase in sales of products, including products with higher royalty expenses. Gross margin on software license revenues decreased to 92% for the three months ended March 31, 2001, from 94% for the three months ended March 31, 2000. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. We do not expect any significant improvements in gross margin on future software license revenues.

     Cost of services revenues-Cost of services revenues increased 46% to $1.6 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000 due primarily to personnel additions in our customer support, training and consulting organizations in response to increased demand for the related services. Gross margin on services revenues increased to 57% for the three months ended March 31, 2001 from 51% for the three months ended March 31, 2000 due primarily to efficiencies gained in the customer support area. The gross margins on services revenues may vary from period to period related to changes in the mix of maintenance and technical support, consulting and training comprising services revenues.

     Operating Expenses

     Sales and marketing-Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 41% to $6.7 million for the three months ended March 31, 2001, from $4.7 million for the three months ended March 31, 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in spending on marketing programs. As a percentage of total revenues, sales and marketing expenses increased to 48% for the three months ended March 31, 2001, from 44% for the three months ended March 31, 2000. The increase in sales and marketing expenses as a percentage of total revenues was due primarily to these expenses increasing at a higher rate than the increase in total revenues. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the absolute dollar amount of sales and marketing expenses to increase in future periods.

     Research and development-Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Research and development expenses increased 61% to $4.1 million for the three months ended March 31, 2001, from $2.5 million for the three months ended March 31, 2000. The increase was primarily due to an increase in the number of research and development personnel. As a percentage of total revenues, research and development expenses increased to 29% for the three months ended March 31, 2001 from 24% for the three months ended March 31, 2000. We believe that a significant level of research and development investment is required to remain competitive, and expect the absolute dollar amount of these expenses will continue to increase in future periods.

     General and administrative-General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 29% to $2.1 million for the three months ended March 31, 2001, from $1.6 million for the three months March 31, 2000, primarily due to additional personnel costs and other expenses associated with our efforts to support the continued expansion of our operations. As a percentage of total revenues, general and administrative expenses increased to 16% for the three months ended March 31, 2001, from 15% for the three months ended March 31, 2000. The increase as a percentage of total revenues was due primarily to the expenses reflected in this line item increasing at a higher rate than the increase in total revenues. We expect general and administrative expenses to decrease as a percentage of total revenues by the end of 2001, but we expect the absolute dollar amount of general and administrative expenses to continue to increase as our operations expand.

     Other income (expense)-Other income (expense) increased on a net basis to other income of $1.3 million for the three months ended March 31, 2001, from other expense of $0.4 million for the three months ended March 31, 2000. This change is due to a number of factors. First, we used proceeds from our initial public offering in March 2000 to repay outstanding balances under our credit facility, retire our senior subordinated notes and retire all notes payable to certain stockholders. Further, the conversion of our convertible subordinated notes into Common Stock in conjunction with our initial public offering eliminated related interest expense. In addition, the remaining proceeds from our initial public offering as well as the net proceeds of our follow-on public offering in November 2000 increased our levels of cash and cash equivalents available for investment, resulting in increased interest income. For at least the near future, we believe falling interest rates will negatively affect interest income earned on our cash and cash equivalents.

     Provision for income taxes-OTG Software was treated as a subchapter S corporation for federal and state income tax purposes prior to its initial public offering in March 2000. Under subchapter S of the Internal revenue Code, OTG Software's income was allocated and taxable to its stockholders. Accordingly, OTG Software did not recognize any federal or state income taxes prior to the consummation of its initial public offering. Upon consummation of the initial public offering, OTG Software ceased to be treated as a subchapter S corporation. Accordingly, OTG Software has been subject to federal and state income taxes since our initial public offering. Smart Storage was subject to regular income taxes for all periods presented.

     We assumed net operating loss carryforwards (NOLs) of approximately $2.1 million through our acquisition of Smart Storage. We expect to use these NOLs, which are subject to certain limitations on use, in future periods dependent on future levels of taxable income.

     We expect our effective income tax rate for full-year 2001 to be approximately 40%.

     Net income (loss) per common share-For the three months ended March 31, 2001, we recorded a net loss per common share of $0.04 on both a basic and a diluted basis. For the three months ended March 31, 2000, we recognized a net loss per common share of $0.01 on both a basic and diluted basis. The increase in the loss per common share reflects a substantial increase in operating expenses, as discussed above, partially offset by higher interest income, an income tax benefit and more shares of Common Stock outstanding for the three months ended March 31, 2001. As discussed above, we recognized certain one-time costs in both 2001 and 2000, including costs of our merger with Smart Storage, purchase accounting adjustments associated with our acquisition of xVault and purchase accounting adjustments related to Smart Storage's acquisition of certain intangible assets in February 2000. Excluding such merger and acquisition related costs, our pro forma net income per common share for both the three months ended March 31, 2001 and 2000 would have been break-even on both a basic and diluted basis.

     Recently issued accounting standards-In January 2001, the Emerging Issues Task Force (EITF), a body with authority to establish generally accepted accounting principles, issued a tentative conclusion on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses when consideration from a vendor to an entity that resells the vendor's products is an adjustment of the selling prices of the vendor's products to the reseller, a net adjustment to revenues, or a cost incurred by the vendor for assets or services provided by the retailer and, therefore, an element of cost or expense in the vendor's statement of operations. Examples of activities that fall within the scope of this issue include cooperative marketing arrangements and certain types of price protection, product introduction and brand development arrangements. We are reviewing the potential impact of the EITF's tentative conclusion on this issue on our financial position and results of operations and will adopt the provisions of the EITF's definitive conclusion on this issue in the appropriate period, if and when the EITF reaches such a consensus. Based on the tentative conclusion, as written, we do not believe the effect of adopting this standard would have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, our cash and cash equivalents totaled $102.8 million, representing 74% of total assets. As of December 31, 2000, our cash and cash equivalents totaled $102.2 million, which also represented 74% of total assets. As of March 31, 2001, we had interest-bearing debt outstanding of $1.0 million related primarily to notes payable to certain stockholders and banks ($0.9 million of the total). As of December 31, 2000, we had interest-bearing debt outstanding of $0.6 million related primarily to notes payable to certain stockholders and banks.

     For the first three months of 2001, net cash provided by operating activities was approximately $0.2 million. For the first three months of 2000, operating activities used net cash of $1.3 million. The increase in cash provided by operating activities primarily reflects an increase in cash receipts from accounts receivable, partially offset by payments totaling $0.9 million for federal and state income taxes. One of the factors affecting our ability to generate positive cash flows from operating activities is our ability to collect on accounts receivable when they become due, including sales with extended payment terms. In addition, even if our collections efforts are ultimately successful, the timing of receipts may impact cash flows during a quarterly period. In March 2001, we were obligated to begin making income tax payments. The timing and extent of any future income tax payments are dependent on the amount of our taxable income, if any. As mentioned above, we assumed certain tax benefits through our acquisition of Smart Storage. Payments of income taxes could have a material adverse affect on our net cash flows from operating activities in future periods.

     For the first three months of 2001, net cash used for investing activities decreased to $0.7 million from $1.1 million for the first three months of 2000. The results for the first three months of 2000 include a payment of $0.4 million to acquire certain intangible assets. We expect to continue to invest in property and equipment in the ordinary course of business as required.

     For the first three months of 2001, net cash provided by financing activities was $1.2 million, including proceeds from employee exercises of stock options of $1.0 million and proceeds resulting from a note payable with a bank of $0.4 million. For the first three months of 2000, net cash provided by financing activities was $70.4 million, including proceeds of $88.1 million from our initial public offering offset by repayments of certain debt obligations totaling $16.6 million and distributions to certain shareholders of $1.2 million. In April 2001, we retired a note payable to a bank with a payment of $0.4 million.

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

We may not be able to sustain our current revenue growth rates

     Although our revenues have grown rapidly in recent years, we may not be able to maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as our base of revenue increases. In addition, general economic conditions, growing competition, lower-than-expected market acceptance of Microsoft products, such as Windows NT or Windows 2000, or the failure of the markets for storage area networks, storage service providers or network attached storage to develop, could also affect our revenue growth.

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

     In addition to changes in general economic conditions, factors that could affect our operating results include:

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

                      (list is continued on following page)

                     (list is continued from preceding page)

     - the introduction, timing and market acceptance of new products introduced by us or our competitors;
     - changes in data storage and networking technology or the introduction of new operating system upgrades, which could require us to modify our products or develop new products;
     -  the growth rate of Windows NT;
     -  the rate of adoption of Windows 2000;
     -  the rate of adoption of storage area networks;
     - pricing policies, including levels of discounts, payment terms and distribution terms;
     - the failure of customers, especially those to whom we have granted extended payment terms, to pay amounts owed when due, and;
     -  the timing and size of additional acquisitions, if any.

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

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

     We continue to increase the scope of our operations and have grown our headcount substantially. As of March 31, 2001, we had 408 employees. Our employees totaled 385 and 233 as of December 31, 2000 and 1999, respectively. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively, including work forces obtained by acquiring other companies. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

     We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. Sales of our XtenderSolutions products represent a substantial portion of our total revenues. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing of demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

Our multiple distribution channels are subject to many risks that could adversely affect our sales

     Direct sales: We have increased our efforts to grow our direct sales force to sell our products, especially to large customers. Direct sales involve a number of risks, including:

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

The expansion of our international operations subjects our business to additional economic and other risks that could have an adverse impact on our revenue and business

     For the three months ended March 31, 2001 and 2000, our revenues from foreign countries represented 25% and 16%, respectively, of our total revenues. We plan to continue to increase our international sales activities, but these activities are subject to a number of risks, including:

     - greater difficulty in accounts receivable collection and longer collection periods;
     -  political and economic instability;
     - greater difficulty in attracting distributors that market and support our products effectively;
     - the need to comply with varying employment policies and regulations which could make it more difficult and expensive to manage our headcount if we need to establish more direct sales staff outside the United States;
     - weaker operating results from our international operations in our quarters ending each September 30 due to the summer slowdown in Europe;
     - increased difficulty in managing international management, distribution and research operations that are increasingly international in nature and significant to our growth and success
     -  the effects of currency fluctuations.

     As we seek to expand our international operations, if any of these risks materialize, our revenues and our business could be adversely affected.

We may not be able to achieve the benefits that we hope to obtain from our acquisitions or mergers.

     We cannot be certain that we will achieve any or all of the benefits that we hope to receive as a result of the acquisitions or mergers we have undertaken, including but not limited to the anticipated accretion to our earnings and targeted revenue expectations. Acquisitions, including our acquisition of Smart Storage, involve a number of special risks and challenges, including:

     -  diversion of management attention from our core business;
     - integration of acquired company operations and employees with our existing business, including coordination of geographically dispersed operations;
     - incorporation of acquired company technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;
     - loss or termination of employees, including potentially costly litigation resulting from the termination of those employees;
     -  dilution of our then-current stockholders' percentage ownership;
     - assumption of liabilities of the acquired company, including potentially costly litigation related to alleged liabilities of the acquired company;
     - and the presentation of a unified corporate image to our customers and our employees.

     Also, we have limited experience in significant acquisitions, and our integration of the operations of Smart Storage may take longer and be more difficult than we anticipated, which could harm our business.

If we undertake additional acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock

     We may continue to make investments in complementary companies, products or technologies. We could have difficulty in integrating an acquired company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. If we issue additional equity securities, our stockholders could experience dilution and the market price of our stock may decline. As of the date of this report, we have no agreements or understandings regarding any future acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We do not currently hold any derivative financial instruments and do not invest in derivative financial instruments. We invest excess cash in short-term, highly-liquid investments. In addition, excluding a note payable that was retired in early April 2001, our only long-term indebtedness totals $69,000 related to certain office equipment acquired under a capital lease. As a result, we believe that that our exposure to interest rate risk is not material to our financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are involved in legal proceedings arising from time to time through the normal course of business. We are not currently party to any legal proceedings in which an unfavorable outcome would have a material effect on our results of operations or financial position.

Item 2.  Changes in Securities and Use of Proceeds

    On March 29, 2001, we acquired Smart Storage in a transaction accounted for as a pooling of interests. Smart Storage is a provider of standards-based DVD and CD storage management software. Pursuant to the merger agreement, we issued 3,081,108 shares of our Common Stock to the former Smart Storage stockholders in exchange for all the outstanding shares of Smart Storage's capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage stockholders). In addition, we reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. See Note 2 to Notes to Condensed Consolidated Financial Statements for additional information related to our purchase of Smart Storage.

    Each of the Smart Storage stockholders who were issued shares of our Common Stock was either an accredited investor as defined in Rule 501 of the Securities Act of 1933 or received information required to be provided by Rule 506. These securities were issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sales of securities.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters To a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

        10.1 Agreement and Plan of Merger By and Among OTG Software, Inc., OTG Acquisition Corp. and Smart Storage, Inc. and the Principal Stockholders Named Herein dated March 22, 2001 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 12, 2001)

        10.2 Amendment No. 1 to lease agreement for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland

     (b) Reports on Form 8-K

         April 25, 2001      Items 5 and 7; related to our earnings release for the three months ended March 31, 2001.

         April 25, 2001      Item 7; related to our acquisition of Smart Storage.

         April 12, 2001      Items 2 and 7; related to our acquisition of Smart Storage.

         March 27, 2001      Items 5 and 7; announcement that we were acquiring Smart Storage.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




By: /s/ Richard A. Kay                                     Date: May 15, 2001
    ----------------------------------------
        Richard A. Kay
        President, Chairman and Chief Executive Officer



By: /s/ Ronald W. Kaiser                                   Date: May 15, 2001
    ----------------------------------------
        Ronald W. Kaiser
        Chief Financial Officer and Treasurer
        (Principal Financial Officer)









                      (this space intentionally left blank)