Form 10-Q
period 2001-06-30
OTG SOFTWARE INC
filed 2001-08-13
CIK 1101757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(Mark one)

[x]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to

COMMISSION FILE NUMBER 000-29809

OTG SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	7372	52-1769077
(state or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

2600 TOWER OAKS BOULEVARD
ROCKVILLE, MARYLAND 20852
(240) 747-6400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

      As of July 31, 2001 there were outstanding 32,986,091 shares of OTG Software, Inc. common stock, $0.01 par value per share.

OTG SOFTWARE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2001

      PART I FINANCIAL INFORMATION
      Item 1. Financial Statements

OTG SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000
		(As restated)
		(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$98,959	$102,197

Accounts receivable, net of allowance of $1,455 and $1,541, respectively	19,662	20,613

Deferred income taxes	3,474	2,066

Other current assets	4,021	2,919

Total current assets	126,116	127,795

Other assets

Property and equipment, net	9,404	4,744

Goodwill, net	2,220	2,510

Other intangibles, net	948	1,212

Deferred income taxes	1,221	1,302

Other non-current assets, net	539	759

Total other assets	14,332	10,527

Total assets	$140,448	$138,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$3,145	$4,080

Income taxes payable	—	1,143

Accrued expenses	8,113	7,572

Current portion of long-term debt	46	61

Current portion of notes payable	225	225

Current portion of notes payable to shareholder	68	67

Current portion of deferred rent	281	—

Current portion of deferred revenues	8,112	7,586

Total current liabilities	19,990	20,734

Other liabilities

Long-term debt, net of current portion	9	23

Note payable, net of current portion	—	225

Notes payable to shareholder, net of current portion	—	18

Deferred rent, net of current portion	2,532	—

Deferred revenues, net of current portion	452	446

Total other liabilities	2,993	712

Total liabilities	22,983	21,446

Commitments and contingencies Shareholders’ equity

Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued	—	—

Common stock, $0.01 par value; 65,000,000 shares authorized, 31,507,836 and 30,883,477 shares issued and outstanding, respectively	315	309

Additional paid-in capital	141,587	140,025

Deferred compensation, net	(1,193)	(1,637)

Accumulated other comprehensive loss	(23)	(28)

Accumulated deficit	(22,129)	(20,741)

Total shareholders’ equity before stock subscriptions receivable	118,557	117,928

Less: stock subscriptions receivable	(1,092)	(1,052)

Total shareholders’ equity	117,465	116,876

Total liabilities and shareholders’ equity	$140,448	$138,322

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
		(As restated)		(As restated)
	(unaudited)		(unaudited)
Revenues

Software licenses	$11,096	$9,063	$21,382	$17,551

Services	4,830	3,007	8,467	5,202

Total revenues	15,926	12,070	29,849	22,753

Cost of revenues

Software licenses	1,155	727	2,064	1,200

Services	1,731	1,207	3,305	2,285

Total cost of revenues	2,886	1,934	5,369	3,485

Gross profit	13,040	10,136	24,480	19,268

Operating expenses

Sales and marketing	7,700	5,425	14,382	10,168

Research and development	4,464	2,724	8,517	5,247

General and administrative	2,421	1,829	4,543	3,471

Merger-related costs	—	—	1,585	—

Amortization of acquired intangible assets	208	139	416	139

Write-off of acquired in-process research and development	—	620	—	620

Total operating expenses	14,793	10,737	29,443	19,645

Loss from operations	(1,753)	(601)	(4,963)	(377)

Other income (expense)

Interest income	1,085	1,062	2,491	1,273

Interest expense	(12)	(16)	(31)	(640)

Foreign exchange loss	(64)	(59)	(102)	(4)

Other expense	(152)	—	(152)	—

Total other income (expense)	857	987	2,206	629

Income (loss) before income taxes	(896)	386	(2,757)	252

Income tax expense (benefit)	(825)	21	(1,327)	21

Net income (loss)	$(71)	$365	$(1,430)	$231

Net income (loss) per common share

Basic	$(0.00)	$0.01	$(0.05)	$0.01

Diluted	$(0.00)	$0.01	$(0.05)	$0.01

Shares used for computation

Basic	31,449	28,555	31,238	24,999

Diluted	31,449	31,792	31,238	28,222

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months
	Ended June 30,
	2001	2000

		(As restated)
	(unaudited)

Cash and cash equivalents at beginning of period	$102,197	$4,296

Cash flows from operating activities:

Net income (loss)	(1,430)	231

Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities

Write-off of acquired in-process research and development	—	620

Amortization of acquired intangible assets	554	139

Depreciation and amortization	1,070	633

Gain or loss on disposal of assets	152	—

Stock compensation expense	321	370

Tax benefit from exercise of stock options	450	—

Provision for bad debts and returns	627	694

Deferred income taxes	(1,327)	(465)

Changes in certain assets and liabilities

Accounts receivables, net	324	(3,386)

Other current and noncurrent assets	(882)	(1,078)

Accounts payable and accrued expenses	(248)	518

Income taxes payable	(1,143)	—

Deferred revenues	532	1,119

Net cash used for operating activities	(1,000)	(605)

Cash flows from investing activities

Purchases of property and equipment	(3,069)	(1,531)

Acquisition of xVault, net of cash acquired	—	(1,731)

Acquisition of intangible assets	—	(830)

Net cash used for investing activities	(3,069)	(4,092)

Cash flows from financing activities

Net proceeds from initial public offering	—	87,373

Direct costs of secondary public offering	(146)	—

Proceeds from other issuances of common stock	1,243	245

Borrowings under note payable to bank	397	—

Repayments on note payable to bank	(622)	(5,009)

Borrowings under long-term debt	—	481

Repayments on long-term debt	(29)	(1,790)

Repayments on stockholders’ notes	(17)	(9,819)

Distributions to stockholders	—	(1,160)

Net cash provided by financing activities	826	70,321

Effect of changes in foreign exchange rates	5	(27)

Net increase (decrease) in cash and cash equivalents	(3,238)	65,597

Cash and cash equivalents at end of period	$98,959	$69,893

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Basis of Presentation and Nature of Operations

      The accompanying condensed consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software), Smart Storage, Inc. (Smart Storage), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). OTG Software, Smart Storage, OTG Sales and OTG E-Mail are collectively referred to as “the Company.” References such as “we,” “our,” and “us” also refer to OTG Software and its wholly-owned subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 7, 2001. The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

      In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

      Headquartered in Rockville, Maryland, we are a provider of on-line data storage, data access and e-mail management software. Our products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Through our application-centric product suite, we offer business, Web and e-commerce solutions that provide robust functionality across industries. Our products empower storage by combining storage with access and e-mail management. Our products are available through a worldwide network of value-added resellers (VARs), distributors and original equipment manufacturers (OEMs) as well as directly from us. Our primary product line is sold under the registered trademark “XtenderSolutions.”

      We acquired Smart Storage on March 29, 2001. The acquisition of Smart Storage was accounted for using the “pooling of interests” method of accounting. Accordingly, our statements of operations and cash flows and related information for the three and six month periods ended June 30, 2000 and the balance sheet as of December 31, 2000 presented in this report have been restated to include the results of Smart Storage as if Smart Storage had always been a part of the Company. See Note 2 for additional information.

      OTG E-Mail reflects the activity of the former xVault, Inc. (xVault), a company that we acquired on April 25, 2000. The acquisition of xVault was accounted for using the “purchase” method of accounting; therefore, the assets acquired and liabilities assumed from xVault were adjusted to fair value as of April 25, 2000 and consolidated with our balance sheet as of that date. Activity of the former xVault entity is recognized in our financial results beginning April 26, 2000.

2.  Acquisition of Smart Storage

      On March 29, 2001, we acquired Smart Storage in a transaction accounted for using the “pooling of interests” method of accounting. Pursuant to the merger agreement with Smart Storage, we issued 3,081,108 shares of our Common Stock to the former Smart Storage shareholders in exchange for all the outstanding shares of Smart Storage’s capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders). In addition, we reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. In connection with our acquisition of Smart Storage we incurred merger and acquisition related expenses of approximately $1.6 million in the first quarter of 2001. Included in the merger and acquisition related expenses was $240,000 related to employee termination benefits. At June 30, 2001, the remaining amount accrued for such benefits was approximately $100,000.

      Products acquired from Smart Storage include standards-based DVD and CD storage management software. These product offerings enable companies to increase the availability of information for their employees and customers by utilizing diverse networking architectures; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

      For the period January 1, 2001 through the day immediately preceding the consummation of the acquisition, Smart Storage’s revenues and net loss were $1.8 million and $1.9 million, respectively. These amounts are based upon certain assumptions and estimates that the Company believes are reasonable. Smart Storage’s stand-alone results for this period include merger-related costs (e.g., attorney’s and accountants’ fees) of approximately $0.9 million. As mentioned above, the Company’s results and related information for all periods presented in this report reflect the activity of Smart Storage as if Smart Storage had always been a part of the Company. The Smart Storage results provided above do not necessarily represent the results that would have occurred if the merger had taken place at a date earlier than the actual consummation date of the merger.

      For the three month period ended June 30, 2000, Smart Storage’s revenues and net loss were $2.5 million and $0.1 million, respectively. For the six month period ended June 30, 2000, Smart Storage’s revenues and net income were $4.9 million and $0.1 million, respectively.

3.  Shareholders’ Equity

      (a) Common Stock

            As discussed in Note 2, on March 29, 2001, we issued 3,081,108 shares of Common Stock, $0.01 par value (Common Stock), to acquire Smart Storage, including 308,087 shares that are being held in escrow for twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement.

            During the three months ended June 30, 2001, employee exercises of stock options resulted in proceeds of approximately $90,000 and the issuance of 13,430 shares of Common Stock. During the six months ended June 30, 2001, employee exercises of stock options resulted in proceeds of $1.1 million and the issuance of 562,170 shares of Common Stock. The third offering period (January 1, 2001 to June 30, 2001) under the Company’s 2000 Employee Stock Purchase Plan (2000 ESPP) ended in June 2001, resulting in proceeds to the Company of approximately $195,000 and the issuance of 32,790 shares of Common Stock.

      (b) Stock-based compensation

            In February 2001, the number of awards available under our stock-based compensation program was increased by 834,071 shares to 1,094,123 under the “evergreen” provisions of our 2000 Stock Incentive Plan. At our annual shareholder’s meeting on May 31, 2001, the shareholders approved an additional increase of 1,500,000 shares in the number of awards available under the 2000 Stock Incentive Plan.

4.  Lease Commitment

      In April 2001, we entered into an amendment to our lease agreement, dated June 20, 2000, relating to our new headquarters facility. The primary purpose of the amendment was to change the occupancy date to June 1, 2001 from April 15, 2001. In June 2001, we relocated to our new facilities. In connection with our relocation from our prior facilities, we paid our prior landlord approximately $100,000 in additional rent and termination fees and eliminated approximately $1.4 million in future lease obligations.

5.  Software Revenue Recognition

      Revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting.

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the accounting and disclosure requirements of this SAB in the fourth quarter of 2000. The application of this SAB did not have a material impact on our financial statements and related disclosures.

      In October 1997, the American Institute of Certified Public Accountants (the AICPA) issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.” SOP 97-2 requires that revenue recognized from sales arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the constituent elements, such as maintenance and technical support, training and consulting services. The relative fair value of each element of a multi-element sales arrangement is based on “vendor specific objective evidence” (VSOE). Subsequently, in March 1998 and December 1998, the AICPA issued SOP 98-4 and SOP 98-9, respectively, which deferred until the Company’s fiscal year beginning January 1, 2000, the application of several paragraphs and examples in SOP 97-2 that limit the definition of VSOE for determining fair value of various elements in a multiple element arrangement. The provisions of SOP 97-2 have been applied to transactions entered into beginning January 1, 1998. Prior to 1998, our revenue recognition policy was in accordance with the preceding authoritative guidance provided by SOP No. 91-1, “Software Revenue Recognition.” The adoption of the provisions of SOP 97-2 did not have a material impact on our financial statements. As of January 1, 2000, we adopted the portions of SOP 97-2 which were deferred by SOP 98-4 and SOP 98-9. The adoption of these portions of SOP 97-2 did not have a material impact on our financial statements.

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

      Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period. Other services revenues are recognized ratably as the related services are provided or, in certain cases where customer acceptance occurs at defined project “milestones” or at completion of the project, when those milestones have been reached and satisfied or when the customer has accepted the work.

6.  Net Income (Loss) Per Common Share

      Net income (loss) per common share is presented on both a basic and diluted basis in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per common share reflects the maximum dilution that would result after giving effect to dilutive securities.

      The table below presents the computation of basic and diluted net income (loss) per common share. Because we recognized net losses in the three months and six months ended June 30, 2001, the inclusion of incremental shares from the assumed conversion of stock options and warrants into common stock is anti-dilutive. Therefore, such amounts have been excluded from the calculations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	(unaudited)		(unaudited)
Net income (loss):

Net income (loss) – basic and diluted	$(71)	$365	$(1,430)	$231

Shares used for computation:

Weighted average shares of Common Stock outstanding (basic)	31,449	28,555	31,238	24,999

Incremental shares related to outstanding stock options	—	3,237	—	3,223

Weighted average equivalent shares of Common Stock outstanding (diluted)	31,449	31,792	31,238	28,222

Net income (loss) per common share-basic	$(0.00)	$0.01	$(0.05)	$0.01

Net income (loss) per common share-diluted	$(0.00)	$0.01	$(0.05)	$0.01

7.  Comprehensive Income (Loss)

      We recognized a comprehensive income (loss) of ($32,000) and $0.3 million for the three months ended June 30, 2001 and 2000, respectively, and recognized a comprehensive income (loss) of ($1.4) million and $0.2 million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss,” which includes all other non-owner transactions and events that change shareholders’ equity. Our other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations.

8.  Segment Information and Related Disclosures

      Our operations consist of one business segment providing on-line data storage, data access and e-mail management software and related services. For the three months ended June 30, 2001 and 2000, our revenues from foreign countries represented 6% and 18%, respectively, of our total revenues, and for the six months ended June 30, 2001 and 2000, our revenues from foreign countries represented 12% and 18%, respectively, of our total revenues.

9.  Related Party Transactions

      In the three months and six months ended June 30, 2001, we made payments totaling $16,000 and $64,000, respectively, to the estate of a former employee pursuant to an agreement entered into on behalf of that employee in 1998. Also, in the three months and six months ended June 30, 2001, the Company recorded interest expense on notes payable to a shareholder totaling $2,000 and $13,000, respectively.

10.  Supplemental Information - Condensed Consolidated Statements of Cash Flows

	Three months		Six months
	ended June 30,		ended June 30,
	2001	2000	2001	2000

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Cash paid during the period for:

Income taxes	$4	$—	$966	$16

Interest	$8	$5	$17	$684

Material non-cash transactions:

Issuance of Common Stock related to the March 2001 acquisition of Smart Storage (reflected at par value)	$—	$—	$31	$—

Issuance of Common Stock related to the April 2000 acquisition of xVault	$—	$2,173	$—	$2,173

Conversion of all outstanding convertible subordinated notes payable (including related accrued interest) into 4,161,506 shares of Common Stock in March 2000	$—	$—	$—	$8,833

Issuance of note payable related to acquisition of intangible assets	$—	$—	$—	$450

Acquisition of property and equipment resulting from lease incentives	$2,813	$—	$2,813	$—

11.  Subsequent Event

      On July 25, 2001, we acquired Unitree Software, Inc. (Unitree Software) in a transaction accounted for using the “purchase” method of accounting. Under the terms of this acquisition, OTG has issued 1,466,667 shares of stock, $6.0 million in cash and $4.8 million in promissory notes bearing interest at 7% per annum and payable over eighteen months, subject to certain conditions to be met by Unitree Software or some of its stockholders and certain other rights of offset in favor of OTG. Additional payments of up to 222,222 shares of stock and $2.0 million in cash may be made upon the achievement of certain financial results.

      On July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, our officers who signed the registration statement in connection with our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint alleges that our initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related, in part, to additional, excessive and undisclosed commissions received by our underwriters. We are still in the process of reviewing the allegations. We intend to vigorously defend ourselves and our officers. Therefore it is the position of our management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of OTG Software’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2001 (Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in our Form 10-K filing.

      Certain information contained herein should be considered “forward-looking information” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the timely development and market acceptance of our products and the risk that such domestic and/or international market acceptance might not happen, the risk that we may not be able to maintain the quality of our relationships with our end users or customers, that there may occur adverse changes in the general economic conditions of our markets or in the specific economic conditions of the information technology spending market, or that we may not be able to manage our growth or integrate our acquisitions as planned. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. For example, and not by way of limitation, our forward-looking statements may include statements regarding:

•	revenue growth or variations in gross margin
•	development, deployment and acceptance of new products;
•	technological changes;
•	use of the proceeds from our initial public offering and follow-on public offering;
•	expansion plans, both international and domestic;
•	spending on research and development;
•	levels of expenditures generally, including investments in property and equipment;
•	changes in accounts receivable, including collections activities, and;
•	sufficiency of our liquidity and capital resources.

      Such forward-looking statements including, but not limited to, information about expected trends and related information, are made only as of the date of this report. Important factors known to us that could cause such material differences are discussed under the caption “Risk Factors” below. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

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

      We were founded in March 1992. In April 2000, we acquired xVault, and in March 2001 we acquired Smart Storage, as discussed below. We acquired xVault for consideration of 159,996 shares of our Common Stock and $1.75 million in cash. xVault was a provider of e-mail management and archiving solutions. We renamed xVault as “OTG E-Mail Corp.” We have recorded net losses in certain prior periods, including a net loss for 1999 and for 1998, but we were profitable for the year ended December 31, 2000. For the six months ended June 30, 2001, we recognized a net loss of approximately $0.4 million before giving effect to approximately $2.1 million in pre-tax expenses associated with one-time merger and acquisition costs of Smart Storage and with the amortization of acquisition costs associated with our acquisition of xVault. As of June 30, 2001, we had an accumulated deficit of $22.1 million.

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

      We offer extended payment terms to certain customers, primarily select OEMs and resellers. Extended payment terms are offered to these customers as part of market penetration programs that are designed to increase the presence of our products in the marketplace and attract targeted customers and industries, gain forecast visibility or solidify long-term relationships with these selected OEMs and resellers. For arrangements with payment terms within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collection of the fee is considered probable. As of June 30, 2001, net amounts due from such arrangements totaled $7.8 million, a decrease of approximately 14.3% from $9.1 million due from such arrangements as of December 31, 2000. For arrangements in which payment terms extend beyond six months, we recognize revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria listed above have been met.

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

      We currently have sales and services offices in the United States and provide sales and services support in Europe and Asia through employees located in England, Germany, the Netherlands, Japan and China. We also have a subsidiary in India, that is primarily devoted to research and development activities. We plan to continue to expand our international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers. Our international sales are primarily generated through indirect sales channels. Revenues derived from customers located outside the United States and Canada, most of which are denominated in U.S. dollars, accounted for approximately 12% and 18% of our total revenues for the six months ended June 30, 2001 and 2000, respectively.

      As part of maintaining our current growth plans, we expect to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant increases in revenues to achieve and maintain consistent profitability. Although the acquisition of Smart Storage is expected to have an accretive effect on our earnings by the end of 2001, excluding one-time costs of the merger, there will be an integration period that includes certain transition costs. This transition period may include additional one-time costs of the transaction, including the possible write-down of redundant assets or assets determined to be of limited strategic value to the combined company. Although our revenues have grown substantially in recent years, we may not be able to sustain the year over year growth rates we have historically achieved. In addition, we may not be able to generate sufficient revenues in future periods to be profitable for those periods. We moved our headquarters to a new facility in June 2001, and incurred substantial one-time costs associated with the move, including a lease termination fee related to our previous headquarters facility. The new headquarters facility represents a significant increase in our monthly lease obligations.

Acquisition of Smart Storage

      On March 29, 2001, we acquired Smart Storage in a transaction accounted for as a pooling of interests. Pursuant to the merger agreement, we issued 3,081,108 shares of Common Stock to the former Smart Storage shareholders in exchange for all the outstanding shares of Smart Storage’s capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders). In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. Our financial results and related information include the activities of Smart Storage for all periods presented.

      Products acquired from Smart Storage include standards-based DVD and CD storage management software. These product offerings enable companies to increase the availability of information for their employees and customers by utilizing diverse networking architectures; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

      The acquisition of Smart Storage is expected to provide significant benefits to the Company, particularly with respect to employees, technology and infrastructure. The Smart Storage acquisition provided us with a highly respected and proven research and development staff, including a dedicated research and development arm in India, and with new market opportunities in one of the fastest growing sectors of the storage market-rich media and streaming video. In addition, Smart Storage has a well-developed international infrastructure and sales channel. We anticipate the acquisition of Smart Storage will be accretive to our earnings by the end of 2001, excluding certain one-time costs.

Products Released in 2001

      In March 2001, we announced that we had internationalized our DiskXtender and EmailXtender products. By internationalizing our products, we empower enterprises worldwide with the ability to localize or port our proven and reliable online data storage, access and e-mail management solutions into other languages. This is part of our ongoing strategy to be a leading worldwide player in the e-mail and storage management industry. DiskXtender, which is currently available in English and Japanese, provides intelligent, automated and virtually infinite storage management and enables companies to readily access critical enterprise data while reducing total costs of ownership. EmailXtender is currently available in English, German and Italian, and provides a secure, cost-effective system for efficiently capturing, storing and retrieving e-mail messages and attachments. This solution enables organizations to reduce e-mail server backup time and bottlenecks, eliminate message-size and mailbox-size restrictions and protect business-critical e-mail from virus attacks. EmailXtender will soon be available in French and Spanish.

      In April 2001, we announced the availability of “VideoXtender,” a new automated digital content management solution designed to meet the rapidly growing storage and data accessibility requirements of the professional video and broadcasting industries. VideoXtender provides broadcasters, media asset management organizations and digital media application developers with direct and fast access to rich media assets and streaming video on managed storage devices, and a scalable, open systems architecture that utilizes cost-effective and secure DVD-RAM, Magnetic Optical (MO) and tape storage media. VideoXtender supports both digital broadcasting and media asset management. In video broadcasting or real-time applications, VideoXtender integrates with playback video servers and broadcast automation systems to provide online access to secondary storage. For media asset management or non-real-time applications, VideoXtender integrates with media asset management and video production solutions to provide direct access to an organization’s vast archive resource of digital content that would normally be kept off-line.

Subsequent Event

      On July 20, 2001 we entered into an Agreement and Plan of Merger with UniTree Software, Inc., a California corporation, and the principal stockholders of UniTree named therein. Pursuant to the terms of the merger agreement, on July 25, 2001, OTG Software acquired UniTree through the merger of UniTree with and into OTG Software.

      We acquired all of the outstanding shares of UniTree’s Series A and Series B common stock for approximately $20 million, comprised of $6.0 million in cash, $4.8 million in promissory notes and 1,466,667 shares of common stock. In addition, OTG Software agreed to pay the Series A stockholders of UniTree up to $2,000,000 in cash and up to 222,222 shares of its common stock in the event certain financial results are met for the calendar year 2001. The merger agreement further provided that 266,667 shares of our common stock to be issued to the former UniTree stockholders will be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders. This acquisition is expected to be neutral to the combined financial statements in 2001, and nominally accretive to the combined financial statements by the end of 2002.

      UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. UniTree develops storage software solutions that cost-effectively manage our growing volumes of data.

RESULTS OF OPERATIONS

      The following section pertains to activity included in our Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report), comparing results of operations for the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000. As mentioned previously, the Company’s historical results, together with related information, have been restated to include the activity of Smart Storage for all periods presented.

      The table below presents the line items included in our Condensed Consolidated Statements of Operations as a percentage of total revenues. This table excludes merger-related costs related to our acquisition of Smart Storage in March 2001, amortization expenses associated with certain intangible assets resulting from our acquisition of xVault in April 2000 and amortization expenses associated with Smart Storage’s acquisition of certain intangible assets in 1999 and the first quarter 2000.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

		(As restated)		(As restated)
	(unaudited)		(unaudited)
Revenues

Software licenses	70%	75%	72%	77%

Services	30	25	28	23

Total revenues	100	100	100	100

Cost of revenues

Software licenses	7	6	7	5

Services	11	10	11	10

Total cost of revenues	18	16	18	15

Gross profit	82	84	82	85

Operating expenses

Sales and marketing	48	45	48	45

Research and development	28	23	29	23

General and administrative	15	15	15	15

Total operating expenses	92	83	92	83

Income (loss) from operations	(10)	1	(10)	2

Other income (expense)

Interest income	7	9	8	6

Interest expense	—	—	—	(3)

Foreign exchange gain (loss)	—	—	—	—

Other income (expense)	(1)	—	(1)	—

Total other income (expense)	5	8	7	3

Income (loss) before income taxes	(4)	9	(2)	5

Provision (credit) for income taxes	(2)	—	(1)	—

Net income (loss)	(2)%	9%	(1)%	5%

Revenues

      Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of our software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services.

      Total revenues increased 32% to $15.9 million for the three months ended June 30, 2001 from $12.1 million for the comparable period in 2000, and increased 31 % to $29.8 million for the six months ended June 30, 2001 from $22.8 million for the comparable period in 2000. We believe that this increase was due to increases in demand for storage management access solutions such as those that OTG provides, our approach toward selling to departmental and divisional customers and the increasing need for services and products that provide access to stored data in business decision making. However, the percentage increase in total revenues achieved on a year over year basis may not necessarily be indicative of future results.

      Software license revenues – Software license revenues increased 22% to $11.1 million for the three months ended June 30, 2001 from $9.1 million for the three months ended June 30, 2000, and represented 70% of total revenues for the three months ended June 30, 2001 as compared to 75% of total revenues for the comparable period in 2000. The increase in software license revenues was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels. Software license revenues for the three months ended June 30, 2001 increased 8% to $11.1 million compared with $10.3 million for the three months ended March 31, 2001, and software license revenues for the six months ended June 30, 2001 increased 22% to $21.4 million compared with $17.6 million for the six months ended June 30, 2000. The increase for the first six months of 2001 over the first six months of 2000 and the increase over the first quarter of 2001, were primarily due to the same factors mentioned for the quarter-over-quarter increase.

      For the three months ended June 30, 2001 we recognized $3.3 million of software license revenue under new arrangements with payment terms extending up to six months. An additional $2.0 million of software license revenue was recognized under a purchase order from one distributor customer under a previously established arrangement, with payment terms for $1.0 million extending up to three months and $1.0 million extending up to six months. The total software license revenues from new and previously established arrangements with extended payment terms of $5.3 million represents 48% of our software revenues for the three months ended June 30, 2001. The comparable amounts for the three months ended September 30, 2000, December 31, 2000 and March 31, 2001 were $5.3 million and 51%, $4.6 million and 50%, and $3.7 million and 36%, respectively. As mentioned above, extended payment term contracts are primarily with select OEMs and resellers.

      Services revenues – Services revenues increased 61% to $4.8 million or 30% of total revenues for the three months ended June 30, 2001 from $3.0 million or 25% of total revenues for the comparable period in 2000. Services revenues increased 63% to $8.5 million or 28% of total revenues for the six months ended June 30, 2001 from $5.2 million or 23% of total revenues for the comparable period in 2000. These increases were primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services. In 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases. This policy became effective in September 2000 for sales attributable to OTG Software and Smart Storage has followed a similar policy since January 2001.

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

      Cost of software license revenues – Including amortization expense of approximately $69,000 per quarter associated with intangible assets acquired by Smart Storage in 1999 and the first quarter of 2000, the cost of software license revenues increased 59% to $1.2 million for the three months ended June 30, 2001 from $0.7 million for the three months ended June 30, 2000 and increased 72% to $2.1 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. This increase was due primarily to an increase in sales of products with higher royalty expenses. Gross margin on software license revenues decreased to 90% for the three months ended June 30, 2001 from 92% for the three months ended June 30, 2000 and to 90% for the six months ended June 30, 2001 from 93% for the six months ended June 30, 2000. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. We anticipate that the amortization expense associated with the intangible assets acquired by Smart Storage in 1999 and the first quarter of 2000 will continue through the first half of 2002. We do not expect any significant improvements in gross margin on future software license revenues.

      Cost of services revenues – Cost of services revenues increased 43% to $1.7 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000, and increased 45% to $3.3 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000 due primarily to personnel additions in our customer support, training and consulting organizations and to increased demand for the related services. Gross margin on services revenues increased to 64% and to 61% for the three months and six months ended June 30, 2001 from 60% and 56% for the three months and six months ended June 30, 2000, respectively, due primarily to a proportionately higher level of revenues from maintenance which bear higher gross margins than revenues from consulting services and to efficiencies gained in the customer support and consulting services areas. The gross margins on services revenues may vary from period to period related to changes in the mix of maintenance and technical support, consulting and training comprising services revenues.

Operating Expenses

      Sales and marketing – Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 42% to $7.7 million for the three months ended June 30, 2001 from $5.4 million for the three months ended June 30, 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in spending on marketing programs, including the acceleration of the Company’s partner conference program for 2001 from the fourth quarter to the second quarter and the acceleration of certain sales and marketing efforts because of the acquisition of Smart Storage. Sales and marketing expenses increased 41% to $14.4 million for the six months ended June 30, 2001 from $10.2 million for the six months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses increased to 48% for the three and six month periods ended June 30, 2001 from 45% for the three and six month periods ended June 30, 2000. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the absolute dollar amount of sales and marketing expenses to increase in future periods.

      Research and development – Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Research and development expenses increased 64% to $4.5 million for the three months ended June 30, 2001 from $2.7 million for the three months ended June 30, 2000, and increased 62% to $8.5 million for the six months ended June 30, 2001 from $5.2 million for the six months ended June 30, 2000. The increase was primarily due to an increase in the number of research and development personnel and to an acceleration of certain development efforts accomplished because of the acquisition of Smart Storage. As a percentage of total revenues, research and development expenses increased to 28% for the three months ended June 30, 2001 from 23% for the three months ended June 30, 2000, and to 29% for the six months ended June 30, 2001 from 23% for the six months ended June 30, 2000. We believe that a significant level of research and development investment is required to remain competitive and expect the absolute dollar amount of these expenses will continue to increase in future periods.

      General and administrative – General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 32% to $2.4 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000, and increased 31% to $4.5 million for the six months ended June 30, 2001 from $3.5 million for the six months ended June 30, 2000, due primarily to additional personnel costs and other expenses associated with our efforts to support the continued expansion of our operations. General and administrative expenses were approximately 15% of total revenues for each of the periods presented due primarily to the acceleration of certain general and administrative efforts incurred because of the acquisition of Smart Storage. We expect general and administrative expenses to decrease as a percentage of total revenues by the end of 2001, but we expect the absolute dollar amount of general and administrative expenses to continue to increase as our operations expand.

      The Company incurred approximately $1.6 million in merger related costs associated with its acquisition of Smart Storage during the first quarter of 2001 and approximately $208,000 in both the first and second quarters of 2001 associated with the amortization of certain intangibles in connection with its acquisition of xVault in April 2000. These amounts increased total operating expenses by $69,000 in the second quarter of 2001 over the second quarter of 2000 and increased total operating expenses by $1.9 million in the first half of 2001 over the first half of 2000.

      Other income – Other income decreased on a net basis to $0.9 million for the three months ended June 30, 2001, from $1.0 million for the three months ended June 30, 2000, primarily because of the loss of approximately $152,000 associated with the disposal of certain assets in June of 2001. Other income increased on a net basis to $2.2 million for the six months ended June 30, 2001, from $0.6 million for the six months ended June 30, 2000, due to a number of factors. First, we used proceeds from our initial public offering in March 2000 to repay outstanding balances under our credit facility, retire our senior subordinated notes and retire notes payable to certain shareholders, eliminating related interest expense. Further, the conversion of our convertible subordinated notes into Common Stock in conjunction with our initial public offering eliminated related interest expense. In addition, the remaining proceeds from our initial public offering as well as the net proceeds of our secondary public offering in November 2000 increased our levels of cash and cash equivalents available for investment, resulting in increased interest income. For at least the near future, we believe falling interest rates will negatively affect interest income earned on our cash and cash equivalents.

      Provision for income taxes – OTG Software was treated as a subchapter S corporation for federal and state income tax purposes prior to its initial public offering in March 2000. Under subchapter S of the Internal Revenue Code, OTG Software’s income was allocated and taxable to its shareholders. Accordingly, OTG Software did not recognize any federal or state income taxes prior to the consummation of its initial public offering. Upon consummation of the initial public offering, OTG Software ceased to be treated as a subchapter S corporation. Accordingly, OTG Software has been subject to federal and state income taxes since our initial public offering. Smart Storage was subject to regular income taxes for all periods presented.

      We assumed net operating loss carryforwards (NOLs) of approximately $2.1 million through our acquisition of Smart Storage. We expect to use these NOLs, which are subject to certain limitations on use, in future periods depending on future levels of taxable income. In addition, our acquisition of Smart Storage resulted in certain expenses which are not deductible for income tax purposes such that our estimated effective income tax rate for 2001 will be approximately 65% of our income (loss) before income taxes.

      Net income (loss) per common share – For the three months ended June 30, 2001 we recorded a net loss per common share of ($0.00) on both a basic and a diluted basis. For the three months ended June 30, 2000 we recognized net income per common share of $0.01 on both a basic and diluted basis. For the six months ended June 30, 2001 we recorded a net loss per common share of ($0.05) on both a basic and a diluted basis, as compared to a net income per common share of $0.01 on both a basic and diluted basis for the six months ended June 30, 2000. The increase in the loss per common share reflects a substantial increase in operating expenses, as discussed above, partially offset by higher interest income, an income tax benefit and more shares of common stock outstanding for the three months and six months ended June 30, 2001. As discussed above, we recognized certain one-time costs in both 2001 and 2000, including costs of our merger with Smart Storage, purchase accounting adjustments associated with our acquisition of xVault and purchase accounting adjustments related to Smart Storage’s acquisition of certain intangible assets in February 2000. Excluding such merger and acquisition related costs, our pro forma net loss per common share on both a basic and diluted basis would have been ($0.01) for the three months and six months ended June 30, 2001 as compared to pro forma net income per common share on both a basic and diluted basis of $0.04 for the three months and six months ended June 30, 2000.

      Recently issued accounting standards – In April 2001, the Emerging Issues Task Force (EITF), a body with authority to establish generally accepted accounting principles, issued a conclusion on certain items discussed in EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” This issue addresses when consideration from a vendor to an entity that resells the vendor’s products is an adjustment of the selling prices of the vendor’s products to the reseller, a net adjustment to revenues, or a cost incurred by the vendor for assets or services provided by the reseller and, therefore, an element of cost or expense in the vendor’s statement of operations. Examples of activities that fall within the scope of this issue include cooperative marketing arrangements, certain types of price protection, product introduction and brand development arrangements. We do not believe the adoption of this standard would have a material impact on our financial condition or results of operations.

      In July 2001, the FASB issued Statement No. (FAS) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 will also specify criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of FAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and is required to adopt the provisions of FAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but before FAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS 142 accounting requirements prior to the adoption of FAS 142.

      FAS 141 will require, upon adoption of FAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 on the date of adoption, with any impairment write off recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, FAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this assessment, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it’s assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measure as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. Finally, any unamortized negative goodwill existing at the date FAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

      As of the date of adoption, we expect to have unamortized identifiable intangible assets which will be subject to the transition provisions of FAS 141 and 142. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001 our cash and cash equivalents totaled $99.0 million, representing 70% of total assets. As of December 31, 2000 our cash and cash equivalents totaled $102.2 million, which represented 74% of total assets. As of June 30, 2001 we had interest-bearing debt outstanding of $348,000 related primarily to notes payable to certain shareholders and banks. As of December 31, 2000 we had interest-bearing debt outstanding of $619,000 related primarily to notes payable to certain shareholders and banks.

      For the first six months of 2001, net cash used for operating activities increased to approximately $1.0 million as compared to net cash used for operating activities for the first six months of 2000 of $0.6 million. The increase in cash used for operating activities primarily reflects payments of $1.1 million for merger related costs associated with the acquisition of Smart Storage, partially offset by changes in other assets and liabilities associated with operations. One of the factors affecting our ability to generate positive cash flows from operating activities is our ability to collect on accounts receivable when they become due, including sales with extended payment terms. In addition, even if our collection efforts are ultimately successful, the timing of receipts may impact cash flows during a quarterly period. In March 2001, we were obligated to begin making income tax payments. The timing and extent of any future income tax payments are dependent on the amount of our taxable income, if any. As mentioned above, we assumed certain tax benefits through our acquisition of Smart Storage. Payments of income taxes could have a material adverse affect on our net cash flows from operating activities in future periods.

      For the first six months of 2001, net cash used for investing activities decreased to $3.1 million from $4.1 million for the first six months of 2000. The results for the first six months of 2000 include payments totaling $2.6 million to acquire certain intangible assets. In addition, we purchased approximately $3.1 million of property and equipment in the first half of 2001, as compared to similar purchases of $1.5 million in the first half of 2000. We expect to continue to invest in property and equipment in the ordinary course of business as required.

      For the first six months of 2001, net cash provided by financing activities was $826,000, attributable primarily to proceeds from employee exercises of stock options of $1.1 million and proceeds resulting from a note payable with a bank of $0.4 million, offset by payments on the note payable to the bank of $622,000. For the first six months of 2000, net cash provided by financing activities was $70.3 million, including proceeds of $87.4 million from our initial public offering offset by repayments of certain debt obligations totaling $16.6 million and distributions to certain shareholders of $1.2 million. In April 2001 we retired a note payable to a bank with a payment of $0.4 million.

      In October 2000 we amended and restated our commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by us, and are secured by certain of our assets.

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

Our operating results have fluctuated in the past, and they are likely to fluctuate significantly in the future. Quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance

      Our revenues in any quarter will depend substantially on orders we receive, ship and determine to be collectable in that quarter. In addition, we typically receive a significant portion of orders during the last month of each quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses in time to compensate for any revenue shortfall. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

      In addition to changes in general economic conditions, factors that could affect our operating results include:

•	the unpredictability of the timing and level of sales through our indirect sales channels;
•	the timing and magnitude of large orders;
•	changes in the mix of our sales, including the mix between higher margin software licenses and lower margin services;
•	the timing and amount of our marketing, sales and product development expenses;
•	the cost and time required to develop new software products and new versions of our existing software products;
•	the introduction, timing and market acceptance of new products introduced by us or our competitors;
•	changes in data storage and networking technology or the introduction of new operating system upgrades, which could require us to modify our products or develop new products;
•	the growth rate of Windows NT;
•	the rate of adoption of Windows 2000;
•	the rate of adoption of storage area networks;
•	pricing policies, including levels of discounts, payment terms and distribution terms;
•	the failure of customers, especially those to whom we have granted extended payment terms, to pay amounts owed when due, and;
•	the timing and size of additional acquisitions, if any.

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

Our business significantly depends on the acceptance of Windows NT and Windows 2000 to run computer networks, and a decrease in their rates of acceptance could cause our revenues to decline

      For the foreseeable future, we expect a substantial majority of our revenues to continue to come from sales of our Windows NT-based data storage software products. As a result, we depend on the growing use of Windows NT for computer networks. If the deployment of Windows NT does not increase as we anticipate, or if it decreases, our revenues could decline. In addition, if users do not accept Windows 2000, or if there is a wide acceptance of other existing or new operating systems, including Microsoft products, our business would suffer.

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

Our business will depend upon the development of the emerging market for storage area networks, and if this market fails to develop, or develops more slowly than we anticipate, or if our products are not widely accepted in this market, our business will suffer

      Our future growth and profitability may depend upon the widespread acceptance of storage area networks as an enterprise-wide data storage method and the acceptance of our products for use in such networks. Accordingly, widespread adoption of storage area networks may be critical to our future success. The market for storage area networks has only recently begun to develop and evolve. Because this market is new, it is difficult to predict its potential size or growth rate. Potential customers that have invested substantial resources in their existing data storage management systems may be reluctant or slow to adopt a new approach like storage area networks. Our success in generating revenues in this emerging market will depend, among other things, on our ability to educate potential original equipment manufacturers and system integrators, as well as potential end-users, about the benefits of storage area networks and our data storage management solutions when deployed in the storage area network environment. Furthermore, although we are attempting to position our products as a standard for data storage management on storage area networks, if we are unsuccessful in doing so, competing standards may emerge that may be preferred by original equipment manufacturers, systems integrators or end-users.

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

      We continue to increase the scope of our operations and have grown our headcount substantially through internal growth and acquisitions. As of June 30, 2001, our employees totaled 400 and as of December 31, 2000 and 1999 our employees totaled 385 and 233, respectively. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively, including work forces obtained by acquiring other companies. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall

      We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. Sales of our XtenderSolutions products represent a substantial portion of our total revenues. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing or demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

Our multiple distribution channels are subject to many risks that could adversely affect our sales

      Direct sales: We have increased our efforts to grow our direct sales force to sell our products, especially to large customers. Direct sales involve a number of risks, including:

•	longer sales cycles, typically three to six months;
•	our need to hire, train, retain and motivate our sales force; and
•	the length of time it takes our new sales representatives to begin generating sales.

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

•	concerns over the reliability and security of the Web, especially as a means of moving data that is critical to the customer’s business; and
•	customer reluctance to cede control over the hardware and network infrastructure used to store important data and to rely on systems provided by a third party.

      In 2000 we began to provide outsourced data storage service through OnlineStor.com and do not have any significant experience in the market for these services. We are expending certain resources to develop the market for these services and if this market fails to develop, or if we are not able to penetrate it successfully, we will not realize any return on this investment, and our business may suffer.

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

Other companies have developed or may choose to develop competing products and potential customers for our products may choose to develop internal data storage management capabilities or satisfy their needs with a traditional data back-up solution, any of which could cause our revenues and our business to suffer

      We face a variety of competitors that offer products with some of our products’ features. Some potential customers may elect to internally develop capabilities similar to those provided by our products rather than buying them from us or another outside vendor. Although our products generally enhance traditional data back-up capabilities offered by companies such as VERITAS Software, Legato Systems, Computer Associates International and IBM, our products may compete against traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, VERITAS Software has recently begun to offer a Windows NT-based product that competes with DiskXtender and a Microsoft Exchange-based back-up product for e-mail attachments that competes with EmailXtender. If potential customers choose to develop their own capabilities, choose a traditional data back-up solution or purchase a competing product, our revenues and business will suffer.

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

      Our future success also depends, in part, on the compatibility of our products with other vendors’ software and hardware products, particularly those provided by Microsoft and storage area network manufacturers. Microsoft or other vendors may change their products so that they will no longer be compatible with our products. These vendors may also decide to bundle their products with other competing products for promotional purposes. If that were to happen, our business and future operating results might suffer as we might be priced out of the market or no longer be able to offer commercially viable products.

We have experienced errors in our products in the past, and any such errors in the future could harm our reputation and could cause customers to demand refunds from us or assert claims for damages against us, which could harm our business and future operating results

      Because our software products are complex, they have in the past, and could in the future, contain errors or bugs. Bugs can be detected at any point in a product’s life cycle. In the past, we have devoted significant resources to the detection and correction of errors and we expect to do so in the future. While we continually test our products for errors and work with customers through our customer support services and engineering personnel to identify and correct bugs in our software, we expect that errors in our products, especially new releases of our current products and new product offerings, will continue to be found in the future. Any of these errors could be significant and could harm our business and future operating results. Detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;
•	diversion of development resources;
•	injury to our reputation; or
•	increased maintenance and warranty costs.

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

Our products employ technology that may infringe the proprietary rights of others, and we may be liable for significant damages as a result

      We expect that our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We do not conduct comprehensive patent searches to determine whether technologies used in our products infringe upon patents or patent applications held by others. In addition, we hire employees who may be privy to the proprietary information of their prior employers. Although we believe that our products do not employ technology that infringes any proprietary rights of third parties, third parties nevertheless may claim that we infringe their intellectual property rights. Regardless of whether these claims have any merit, they could:

•	be time-consuming to defend;
•	result in costly litigation;
•	divert our management’s attention and resources;
•	cause product shipment delays; or
•	require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

      A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could damage our business because we would not be able to sell our products without redeveloping them or incurring significant additional expenses.

The expansion of our international operations subjects our business to additional economic and other risks that could have an adverse impact on our revenue and business

      For the six months ended June 30, 2001 and 2000, our revenues from foreign countries represented 12% and 18%, respectively, of our total revenues. We plan to continue to increase our international sales activities, but these activities are subject to a number of risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;
•	political and economic instability;
•	greater difficulty in attracting distributors that market and support our products effectively;
•	the need to comply with varying employment policies and regulations which could make it more difficult and expensive to manage our headcount if we need to establish more direct sales staff outside the United States;
•	weaker operating results from our international operations in our quarters ending each September 30 due to the summer slowdown in Europe;
•	increased difficulty in managing international management, distribution and research operations that are increasingly international in nature and significant to our growth and success
•	the effects of currency fluctuations.

      As we seek to expand our international operations, if any of these risks materialize, our revenues and our business could be adversely affected.

We may not be able to achieve the benefits that we hope to obtain from our acquisitions or mergers

      We cannot be certain that we will achieve any or all of the benefits we anticipate as a result of the acquisitions or mergers we have undertaken, including but not limited to the anticipated accretion to our earnings and targeted revenue expectations. Acquisitions, including our acquisitions of Smart Storage and Unitree Software, involve a number of special risks and challenges, including:

•	diversion of management attention from our core business;
•	integration of acquired company operations and employees with our existing business, including coordination of geographically dispersed operations;
•	incorporation of acquired company technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;
•	loss or termination of employees, including potentially costly litigation resulting from the termination of those employees;
•	dilution of our then-current shareholders’ percentage ownership;
•	assumption of liabilities of the acquired company, including potentially costly litigation related to alleged liabilities of the acquired company;
•	and the presentation of a unified corporate image to our customers and our employees.

      Also, we have limited experience in significant acquisitions, and our integration of the operations of Smart Storage and Unitree Software may take longer and be more difficult than we anticipated, which could harm our business.

If we undertake additional acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock

      We may continue to make investments in complementary companies, products or technologies. We could have difficulty in integrating an acquired company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We also expect that we would incur substantial expenses if we acquired other businesses or technologies. If we issue additional equity securities, our shareholders could experience dilution and the market price of our stock may decline. As of the date of this report, we have no agreements or understandings regarding any future acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We do not currently hold any derivative financial instruments and do not invest in derivative financial instruments. We invest excess cash in short-term, highly-liquid investments. In addition, excluding a note payable that was retired in early April 2001, our only long-term indebtedness totals $55,000 related to certain office equipment acquired under a capital lease. As a result, we believe that our exposure to interest rate risk is not material to our financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, our officers who signed the registration statement in connection with our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint alleges that our initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related, in part, to additional, excessive and undisclosed commissions received by our underwriters. We are still in the process of reviewing the allegations. We intend to vigorously defend ourselves and our officers. Therefore it is the position of our management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our condensed consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

      On March 29, 2001, we acquired Smart Storage in a transaction accounted for as a pooling of interests. Smart Storage is a provider of standards-based DVD and CD storage management software. Pursuant to the merger agreement, we issued 3,081,108 shares of our common stock to the former Smart Storage shareholders in exchange for all the outstanding shares of Smart Storage’s capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders). In addition, we reserved 468,219 shares of common stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. See Note 2 to Notes to Condensed Consolidated Financial Statements for additional information related to our purchase of Smart Storage.

      Each of the Smart Storage shareholders who were issued shares of our common stock was either an accredited investor as defined in Rule 501 of the Securities Act of 1933 or received information required to be provided by Rule 506. These securities were issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sales of securities.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters To a Vote of Security Holders

      On May 31, 2001, we held our annual meeting of stockholders. Of 31,430,466 shares of common stock entitled to vote, 27,431,290 were present at the meeting or represented by proxy. The following sets forth a description of each matter voted on and the votes cast.

      1.       A proposal to elect two (2) Class I directors for a three year term.

      For the above-referenced proposal, shares were voted as follows:

Class I Director Elected	FOR	WITHHELD

Joseph R. Chinnici	27,410,878	27,012

Donald B. Hebb, Jr.	27,410,878	27,012

      F. William Caple and John Burton continue to serve as Class II directors of the company, and Richard A. Kay, Gabriel Battista and Geaton A. DeCesaris, Jr. continue to serve as Class III directors of the company.

      2.       A proposal to amend and restate our 2000 stock incentive plan, increasing the number of shares authorized for issuance under the plan from 1,834,071 to 3,334,071.

      For the above-referenced proposal, 22,540,231 shares were voted for the proposal, 4,894,782 were voted against the proposal, and 2,877 shares were withheld.

      3.       A proposal to continue our 2000 stock incentive plan.

      For the above-referenced proposal, 26,410,606 shares were voted for the proposal, 1,024,512 were voted against the proposal, and 2,772 were withheld.

      4.       A proposal to ratify our selection of KPMG, LLP as our independent auditors for the current year.

      For the above-referenced proposal, 27,342,550 shares were voted for the proposal, 3,663 were voted against the proposal, and 91,677 shares were withheld.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Agreement and Plan of Merger By and Among OTG Software, Inc., OTG Acquisition Corp. and Smart Storage, Inc. and the Principal Shareholders Named Herein dated March 22, 2001 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 12, 2001)

10.2	Amendment No. 1 to lease agreement for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland (incorporated herein by reference to Exhibit 10.2 filed with our Form 10-Q, dated May 15, 2001)

10.3	Amended and Restated 2000 Stock Incentive Plan

      (b) Reports on Form 8-K

March 27, 2001	Items 5 and 7; announcement that we were acquiring Smart Storage.

April 12, 2001	Items 2 and 7; related to our acquisition of Smart Storage.

April 25, 2001	Item 7; related to our acquisition of Smart Storage.

April 25, 2001	Items 5 and 7; related to our earnings release for the three months ended March 31, 2001.

July 30, 2001	Items 5 and 7; related to our earnings release for the three and six months ended June 30, 2001 and announcement that we were acquiring Unitree Software, Inc.

July 31, 2001	Item 7; additional financial information related to the earnings release for the three and six months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Richard A. Kay	Date:

Richard A. Kay President, Chairman and Chief Executive Officer

By: /s/ Ronald W. Kaiser

Ronald W. Kaiser Chief Financial Officer and Treasurer (Principal Financial Officer)	Date:

(this space intentionally left blank)