Form 10-Q
period 2001-09-30
OTG SOFTWARE INC
filed 2001-11-14
CIK 1101757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-Q

     (Mark one)

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                      to

COMMISSION FILE NUMBER 000-29809

OTG SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1769077
(state or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2600 TOWER OAKS BOULEVARD
ROCKVILLE, MARYLAND 20852
(240) 747-6400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

     As of October 31, 2001 there were outstanding 33,017,013 shares of OTG Software, Inc. common stock, $0.01 par value per share.

OTG SOFTWARE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2001

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

OTG SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000

		(As restated)
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$93,134	$102,197
Accounts receivable, net of allowance of $1,619 and $1,541, respectively	24,713	20,613
Deferred income taxes	1,976	2,066
Other current assets	3,585	2,919

Total current assets	123,408	127,795
Other assets
Property and equipment, net	10,221	4,744
Goodwill, net	11,494	2,510
Other intangibles, net	10,455	1,212
Deferred income taxes	1,229	1,302
Other non-current assets, net	580	759

Total other assets	33,979	10,527

Total assets	$157,387	$138,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,471	$4,080
Income taxes payable	—	1,143
Accrued expenses	10,037	7,572
Short-tem debt	4,000	—
Current portion of long-term debt	39	61
Current portion of notes payable	225	225
Current portion of notes payable to shareholders	2,468	67
Current portion of deferred rent	281	—
Current portion of deferred revenues	8,676	7,586

Total current liabilities	29,197	20,734
Other liabilities
Long-term debt, net of current portion	—	23
Note payable, net of current portion	—	225
Notes payable to shareholders, net of current portion	469	18
Deferred rent, net of current portion	2,439	—
Deferred revenues, net of current portion	984	446

Total other liabilities	3,892	712

Total liabilities	33,089	21,446
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value; 5,000,000
shares authorized, none issued	—	—
Common stock, $0.01 par value; 65,000,000
shares authorized, 33,058,772 shares issued
at September 30, 2001; and 30,883,477 shares
issued and outstanding at December 31, 2000	331	309
Additional paid-in capital	151,044	140,025
Deferred compensation, net	(1,004)	(1,637)
Accumulated other comprehensive loss	(11)	(28)
Accumulated deficit	(24,494)	(20,741)

Total shareholders’ equity before stock
subscriptions receivable and treasury stock	125,866	117,928
Less: stock subscriptions receivable	(1,112)	(1,052)
Less: treasury stock, at cost (93,200 shares at September
30, 2001 and no shares at December 31, 2000)	(456)	—

Total shareholders’ equity	124,298	116,876

Total liabilities and shareholders’ equity	$157,387	$138,322

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

		(As restated)		(As restated)
	(unaudited)		(unaudited)

Revenues
Software licenses	$11,877	$11,168	$33,259	$28,719
Services	4,692	3,267	13,159	8,469

Total revenues	16,569	14,435	46,418	37,188
Cost of revenues
Software licenses	2,102	851	4,166	2,051
Services	1,684	1,161	4,989	3,446

Total cost of revenues	3,786	2,012	9,155	5,497

Gross profit	12,783	12,423	37,263	31,691
Operating expenses
Sales and marketing	7,746	5,708	22,128	15,876
Research and development	4,510	3,305	13,027	8,552
General and administrative	2,603	1,834	7,146	5,305
Merger-related costs	—	—	1,585	—
Amortization of acquired intangible assets	394	208	810	347
Write-off of acquired in-process research
and development	—	—	—	620

Total operating expenses	15,253	11,055	44,696	30,700

Loss from operations	(2,470)	1,368	(7,433)	991
Other income (expense)
Interest income	814	1,111	3,305	2,384
Interest expense	(15)	(16)	(46)	(656)
Foreign exchange gain (loss)	84	(48)	(18)	(52)
Other expense	—	—	(152)	—

Total other income (expense)	883	1,047	3,089	1,676

Income (loss) before income taxes	(1,587)	2,415	(4,344)	2,667
Income tax expense (benefit)	796	312	(531)	333

Net income (loss)	$(2,383)	$2,103	$(3,813)	$2,334

Net income (loss) per common share
Basic	$(0.07)	$0.07	$(0.12)	$0.09
Diluted	$(0.07)	$0.07	$(0.12)	$0.08
Shares used for computation
Basic	32,630	28,837	31,707	26,374
Diluted	32,630	32,084	31,707	29,604

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months
	Ended September 30,
	2001	2000

		(As restated)
	(unaudited)

Cash and cash equivalents at beginning of period	$102,197	$4,296

Cash flows from operating activities:
Net income (loss)	(3,813)	2,334
Adjustments to reconcile net income (loss) to cash
provided by (used for) operating activities
Write-off of acquired in-process research and development	—	620
Amortization of acquired intangible assets	1,016	347
Depreciation and amortization	1,758	1,023
Gain or loss on disposal of assets	152	—
Stock compensation expense	477	540
Deferred cash compensation expense	242	—
Provision for bad debts and returns	831	818
Deferred income taxes	(587)	(1,104)
Changes in certain assets and liabilities
Accounts receivable, net	(4,660)	(7,209)
Other current and noncurrent assets	(383)	(1,714)
Accounts payable and accrued expenses	962	1,020
Income taxes payable	(496)	1,447
Deferred revenues	534	2,061

Net cash provided by (used for) operating activities	(3,967)	183
Cash flows from investing activities
Purchases of property and equipment	(4,558)	(3,084)
Acquisition of UniTree, net of cash acquired	(5,000)	—
Acquisition of xVault, net of cash acquired	—	(1,731)
Acquisition of intangible assets	—	(830)

Net cash used for investing activities	(9,558)	(5,645)
Cash flows from financing activities
Net proceeds from initial public offering	—	87,035
Direct costs of secondary public offering	(146)	—
Proceeds from other issuances of common stock	1,334	534
Borrowings under note payable to bank	4,397	—
Repayments on note payable to bank	(397)	(5,000)
Repayments on note payable	(225)	—
Borrowings under long-term debt	—	485
Repayments on long-term debt	(45)	(1,795)
Repayments on stockholders’ notes	(17)	(9,834)
Repurchase of common stock	(456)	—
Distributions to stockholders	—	(1,160)

Net cash provided by financing activities	4,445	70,265

Effect of changes in foreign exchange rates	17	50

Net increase (decrease) in cash and cash equivalents	(9,063)	64,853

Cash and cash equivalents at end of period	$93,134	$69,149

See accompanying Notes to Condensed Consolidated Financial Statements.

OTG SOFTWARE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Nature of Operations

     The accompanying condensed consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software or OTG), UniTree Software, Inc. (UniTree), Smart Storage, Inc. (Smart Storage), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). OTG Software, UniTree, Smart Storage, OTG Sales and OTG E-Mail are sometimes collectively referred to as “the Company.” References such as “we,” “our,” and “us” also refer to OTG Software and its wholly-owned subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC). These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 7, 2001. The interim financial statements contained in this report are unaudited and, as permitted by GAAP as well as SEC rules and regulations, do not include certain information and disclosures normally included in audited financial statements filed annually with the SEC.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

     Headquartered in Rockville, Maryland, we are a provider of on-line data storage, data access and e-mail management software. Our products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Our products empower storage by combining storage with access and e-mail management and are available through a worldwide network of value-added resellers (VARs), distributors and original equipment manufacturers (OEMs) as well as directly from us. Our primary product line is sold under the registered trademark “XtenderSolutions.”

      We acquired UniTree on July 25, 2001. The acquisition of UniTree was accounted for using the “purchase” method of accounting; therefore, the assets acquired and liabilities assumed from UniTree were adjusted to fair value as of July 25, 2001 and consolidated with our balance sheet as of that date. Activity of the former UniTree entity is recognized in our financial results beginning July 26, 2001. See Note 3 for additional information.

      We acquired Smart Storage on March 29, 2001. The acquisition of Smart Storage was accounted for using the “pooling of interests” method of accounting. Accordingly, our statements of operations and cash flows and related information for the three and nine month periods ended September 30, 2000 and the balance sheet as of December 31, 2000 presented in this report have been restated to include the results of Smart Storage as if Smart Storage had always been a part of the Company. See Note 2 for additional information.

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

2. Acquisition of Smart Storage

     On March 29, 2001, we acquired Smart Storage in a transaction accounted for using the “pooling of interests” method of accounting. Pursuant to the merger agreement with Smart Storage, we issued 3,081,108 shares of our Common Stock, $0.01 par value per share (Common Stock), to the former Smart Storage shareholders in exchange for all the outstanding shares of Smart Storage’s capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders). In addition, we reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock that we assumed pursuant to the terms of the merger agreement. In connection with our acquisition of Smart Storage we incurred merger and acquisition related expenses of approximately $1.6 million in the first quarter of 2001. Included in the merger and acquisition related expenses was $240,000 related to employee termination benefits. At September 30, 2001, there was no remaining liability for such benefits.

     The products we acquired from Smart Storage include standards-based DVD and CD storage management software. These product offerings enable companies to increase the availability of information for their employees and customers by utilizing diverse networking architectures; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

     For the period January 1, 2001 through March 28, 2001, Smart Storage’s revenues and net loss were $1.8 million and $1.9 million, respectively. These amounts are based upon certain assumptions and estimates that the Company believes are reasonable. Smart Storage’s stand-alone results for this period include merger-related costs (e.g., attorneys’ and accountants’ fees) of approximately $0.9 million. As mentioned above, the Company’s results and related information for all periods presented in this report reflect the activity of Smart Storage as if Smart Storage had always been a part of the Company. The Smart Storage results described above do not necessarily represent the results that would have occurred if the merger had taken place at a date earlier than the actual consummation date of the merger.

     For the three month period ended September 30, 2000, Smart Storage’s revenues and net loss were $2.3 million and $0.5 million, respectively. For the nine month period ended September 30, 2000, Smart Storage’s revenues and net loss were $7.2 million and $0.4 million, respectively.

3. Acquisition of UniTree Software, Inc.

     On July 25, 2001, we acquired 100 percent of the outstanding common shares of UniTree in a transaction accounted for using the “purchase” method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of UniTree’s operations have been included in the Company’s consolidated financial statements since that date. UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. UniTree develops storage software solutions that manage growing volumes of data. In this acquisition, OTG Software acquired a staff of engineers and sales personnel with considerable experience in UNIX and Linux data storage management software. OTG expects to be able to expand its own data storage and access management software further in these growing markets. We also expect to be able to take advantage of UniTree’s in-process development efforts in database management software for Oracle and DB2 database management programs in future product sales.

     The purchase price for UniTree consisted of 1,466,667 shares of the Company’s Common Stock valued at $9.2 million and an additional $6.0 million in cash. The Company also issued $4.8 million in promissory notes bearing interest at 7% per annum, payable over eighteen months, subject to the continued employment of certain UniTree employees. Of the $4.8 million, $2.6 million has been allocated as additional purchase price, resulting in an aggregate purchase price of $17.8 million. The remaining $2.2 million represents a compensatory arrangement that is being recorded ratably over the eighteen month term of the note increasing the note payable balance reflected in the financial statements.

     The value of the 1,466,667 shares of our Common Stock issued to the stockholders of UniTree was determined based on the average market price of a share of the Company’s Common Stock over the three day period before the date of the acquisition. Of the 1,466,667 shares issued, 266,667 shares are to be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders. Additional payments of up to 222,222 shares of Common Stock and $2.0 million in cash are required to be made to the former UniTree stockholders if certain financial results of UniTree are achieved for the year 2001.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of UniTree. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to adjustment.

At July 25, 2001
(unaudited)

Current assets	$1,376
Property and equipment	109
Goodwill	9,368
Intangible assets	9,825

Total assets acquired	20,678

Current liabilities	(1,463)
Long-term liabilities	(1,372)

Total liabilities assumed	(2,835)

Aggregate purchase price	$17,843

     The $9.8 million intangible asset represents acquired technology with an estimated useful life of four to five years. The Company anticipates that there will be an in process research and development write off in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” during the fourth quarter of 2001 upon the completion of the third party valuation. Of the $9.4 million of goodwill, we do not expect any of the amount to be deductible for tax purposes.

     The unaudited pro forma financial information following this paragraph was prepared as if the acquisition of UniTree occurred as of the beginning of each period presented. This information includes a one-time charge of stock compensation expense of $2.2 million related to the sale of shares to certain UniTree employees in June 2001. In addition, this information includes $1.7 million and $2.2 million for the nine month periods ended September 30, 2001 and September 30, 2000, respectively, of amortization expenses associated with certain intangible assets and other expenses associated with the UniTree acquisition. In the opinion of the Company’s management, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The table of information following this paragraph is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of the Company on a consolidated basis. In addition, this information is based upon information and assumptions available at the time of the filing of this report, including fair values of assets acquired and the liabilities assumed from UniTree as part of the acquisition which are subject to further study and analysis.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)

Revenues	$16,674	$15,114	$47,723	$39,053
Net income (loss)	(2,838)	1,429	(7,031)	227

EPS – Basic	$(0.09)	$0.05	$(0.21)	$0.01

EPS – Diluted	$(0.09)	$0.04	$(0.21)	$0.01

4. New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. (FAS) 141, “Business Combinations”, and FAS 142, “Goodwill and Other Intangible Assets”. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

     In connection with the acquisition of UniTree in July 2001, the Company has adopted the provisions of FAS 141 and is required to adopt the provisions of FAS 142 effective January 1, 2002. Furthermore, the goodwill related to the acquisition of UniTree will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-FAS 142 accounting literature. The goodwill and intangible assets related to the acquisition of xVault in April 2000 will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS 142 accounting requirements prior to the adoption on FAS 142.

5. Shareholders’ Equity

   (a)  Common Stock

     As discussed in Note 3, on July 25, 2001, we issued 1,466,667 shares of Common Stock to acquire UniTree, including 266,667 shares to be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders. In addition, up to 222,222 shares of Common Stock will be issued to the former UniTree stockholders subject to the achievement of certain financial results of UniTree.

     As discussed in Note 2, on March 29, 2001, we issued 3,081,108 shares of Common Stock, to acquire Smart Storage, including 308,087 shares that are being held in escrow for twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of outstanding options to purchase Smart Storage common stock, that we assumed pursuant to the terms of the merger agreement.

     During the three months ended September 30, 2001, employee exercises of stock options resulted in proceeds of approximately $91,000 and the issuance of 84,281 shares of Common Stock. During the nine months ended September 30, 2001, employee exercises of stock options resulted in proceeds of $1.1 million and the issuance of 646,451 shares of Common Stock. The third offering period (January 1, 2001 to June 30, 2001) under the Company’s 2000 Employee Stock Purchase Plan (2000 ESPP) ended in June 2001, resulting in proceeds to the Company of approximately $195,000 and the issuance of 32,790 shares of Common Stock.

   (b)  Stock-based compensation

     In February 2001, the number of awards available under our stock-based compensation program was increased by 834,071 shares to 1,094,123 under the “evergreen” provisions of our 2000 Stock Incentive Plan. At our annual shareholders’ meeting on May 31, 2001, the shareholders approved an additional increase of 1,500,000 in the number of shares of Common Stock available for awards under the 2000 Stock Incentive Plan.

   (c)  Treasury stock

     In September 2001, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced on September 17, 2001 (Stock Repurchase Program). The Stock Repurchase Program authorizes the Company to repurchase up to 1,000,000 shares of its Common Stock from time to time on the open market starting September 17, 2001. The Company had repurchased 93,200 shares of Common Stock under this program as of September 30, 2001 at an aggregate cost of approximately $456,000.

6.     Lease Commitment

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

7.     Line of Credit

     In October 2000, we amended and restated our commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by us, and are secured by certain of our assets. As of September 30, 2001, we had borrowed $4.0 million under the line of credit. The line of credit balance was subsequently paid off in its entirety in October 2001.

8.     Software Revenue Recognition

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

9.     Net Income (Loss) Per Common Share

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

     The table below presents the computation of basic and diluted net income (loss) per common share. Because we recognized net losses in the three months and nine months ended September 30, 2001, the inclusion of incremental shares from the assumed conversion of stock options and warrants into common stock is anti-dilutive. Therefore, such amounts have been excluded from the calculations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
	(unaudited)		(unaudited)

Net income (loss):
Net income (loss) – basic and diluted	$(2,383)	$2,103	$(3,813)	$2,334

Shares used for computation:
Weighted average shares of
Common Stock outstanding (basic)	32,630	28,837	31,707	26,374

Incremental shares related
to outstanding stock options	—	3,247	—	3,230

Weighted average
equivalent shares of Common Stock outstanding (diluted)	32,630	32,084	31,707	29,604

Net income (loss) per
common share-basic	$(0.07)	$0.07	$(0.12)	$0.09

Net income (loss) per
common share-diluted	$(0.07)	$0.07	$(0.12)	$0.08

10.     Comprehensive Income (Loss)

     We recognized a comprehensive income (loss) of ($2.4) million and $2.2 million for the three months ended September 30, 2001 and 2000, respectively, and recognized a comprehensive income (loss) of ($3.8) million and $2.4 million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss,” which includes all other non-owner transactions and events that change shareholders’ equity. Our other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations.

11.     Segment Information and Related Disclosures

     Our operations consist of one business segment providing on-line data storage and data access software solutions for business applications, e-mail management and related services. For the three months ended September 30, 2001 and 2000, our revenues from foreign countries represented 12% and 10%, respectively, of our total revenues, and for the nine months ended September 30, 2001 and 2000, our revenues from foreign countries represented 12% and 15%, respectively, of our total revenues.

12.     Related Party Transactions

     In the three months and nine months ended September 30, 2001, we made payments totaling $16,000 and $80,000, respectively, to the estate of a former employee pursuant to an agreement entered into on behalf of that employee in 1998. Also, in the three months and nine months ended September 30, 2001, the Company recorded interest expense on notes payable to certain shareholders totaling $48,000 and $61,000, respectively.

13.     Supplemental Information — Condensed Consolidated Statements of Cash Flows

	Three months		Nine months
	ended September 30,		ended September 30,
	2001	2000	2001	2000

	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Cash paid during the period for:
Income taxes	$59	$10	$1,025	$26
Interest	$1	$6	$18	$690
Material non-cash transactions:
Issuance of Common Stock related to the
July 2001 acquisition of UniTree	$9,216	$—	$9,216	$—
Issuance of notes payable related to the July
2001 acquisition of UniTree	$2,627	$—	$2,627	$—
Issuance of Common Stock related to the
March 2001 acquisition of Smart Storage (reflected at par value)	$—	$—	$31	$—
Issuance of Common Stock related to the
April 2000 acquisition of xVault	$—	$—	$—	$2,173
Conversion of all outstanding convertible
subordinated notes payable (including related accrued interest) into 4,161,506 shares of Common Stock in March 2000	$—	$—	$—	$8,833
Issuance of note payable related to
acquisition of intangible assets	$—	$—	$—	$450
Acquisition of property and equipment
resulting from lease incentives	$—	$—	$2,813	$—

14.     Class Action Lawsuit

     On July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, officers of the Company who signed the registration statement in connection with our initial public offering and the managing underwriters of the initial public offering as defendants. The complaint alleges that the Company’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by our underwriters from investors to whom the underwriters allegedly allocated shares of the public offering. Since this initial complaint was filed, two other complaints making similar or identical allegations have been filed in that court on September 5, 2001 and September 18, 2001.

     These cases are at an early stage, and the Company has not formally responded to the allegations. However, we intend to defend the Company and its officers vigorously. Our management believes that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our condensed consolidated financial statements.

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

     Certain information contained herein should be considered “forward-looking information” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the timely development and market acceptance of our products and the risk that such domestic and/or international market acceptance might not happen, the risk that we may not be able to maintain the quality of our relationships with our end users or customers, that there may occur adverse changes in the general economic conditions of our markets or in the specific economic conditions of the information technology spending market, or that we may not be able to manage our growth or integrate our acquisitions as planned. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. For example, and not by way of limitation, our forward-looking statements may include statements regarding:

•	revenue growth or variations in gross margin;

•	development, deployment and acceptance of new products;

•	technological changes;

•	use of the proceeds from our initial public offering and follow-on public offering;

•	expansion plans, both international and domestic;

•	spending on research and development;

•	levels of expenditures generally, including investments in property and equipment;

•	changes in accounts receivable, including collections activities; and

•	sufficiency of our liquidity and capital resources.

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

Overview

     We are a provider of online data storage and data access software solutions for business applications, e-mail management and related services. Our software enables enterprises to move, store, manage and access data and e-mail quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network.

     We were founded in March 1992. In April 2000, we acquired xVault; in March 2001 we acquired Smart Storage, as discussed below; and in July 2001 we acquired UniTree, as discussed below. We acquired xVault for consideration of 159,996 shares of our Common Stock and $1.75 million in cash. xVault was a provider of e-mail management and archiving solutions. We have since renamed xVault “OTG E-Mail Corp.”

     We have recorded net losses in certain prior periods, including a net loss for 1999 and for 1998, but we were profitable for the year ended December 31, 2000. For the nine months ended September 30, 2001, we recognized a net loss of approximately $0.9 million before giving effect to approximately $2.9 million in expenses associated with one-time merger and acquisition costs associated with our acquisition of Smart Storage and with the amortization of acquisition costs associated with our acquisitions of xVault and UniTree, and the related tax effect of these costs. As of September 30, 2001, we had an accumulated deficit of $24.5 million.

     We generate revenues principally from licensing our software products and providing related professional services including maintenance and technical support, consulting and training.

     We derive software license revenues from licenses of our software programs to customers primarily through indirect sales channels, including original equipment manufacturers, value-added resellers and distributors. We also sell through our direct sales force. Original equipment manufacturers (OEMs) either bundle our products with the products they offer or resell our products under their own label. Distributors and resellers resell our products either as stand-alone products or in connection with their own software solutions. We receive software license revenues each time an original equipment manufacturer licenses a copy of its products that incorporates one or more of our products. Our license agreements with original equipment manufacturers generally contain no minimum sales requirements, and we cannot assure you that any original equipment manufacturer will either commence or continue shipping our products in the future. Moreover, following the execution of new OEM license agreements, a significant period of time may elapse before any revenues are generated due to the development work which we often undertake under these OEM agreements and the time needed for the sales and marketing groups within these original equipment manufacturers or other customers and resellers to become familiar with our products.

     We offer extended payment terms to certain customers, primarily select OEMs, distributors and resellers. Extended payment terms are offered to these customers as part of market penetration programs that are designed to increase the presence of our products in the marketplace and attract targeted customers and industries, gain forecast visibility or solidify long-term relationships with these selected OEMs and resellers. For arrangements with payment terms within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collection of the fee is considered probable. As of September 30, 2001, net amounts due from such arrangements totaled $9.8 million, an increase of approximately 7.7% from $9.1 million due from such arrangements as of December 31, 2000. For arrangements in which payment terms extend beyond six months, we recognize revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria listed above have been met.

     Our services revenues consist of fees derived from annual maintenance agreements, consulting and training and other professional services. The maintenance agreements covering our products provide for technical support and minor unspecified product upgrades for fees based on the number of software licenses purchased and the level of service chosen by the customer. In 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases on substantially all of the Company’s products. Customers have the option of renewing maintenance agreements annually. Maintenance fees are recognized ratably over the term of the maintenance contract. We provide consulting and other professional services, for which we charge a fee based upon the amount of time worked and the cost of the materials used in providing the services. We provide classroom and on-site training to our customers on a daily fee basis. Professional services and training services typically have lower gross margins than sales of software licenses and customer support.

     We currently have sales and services offices in the United States and Canada and provide sales and services support in Europe and Asia through employees located in England, Germany, the Netherlands, Japan and China. We also have a subsidiary in India, that is primarily devoted to research and development activities. We plan to continue to expand our international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers. Our international sales are primarily generated through indirect sales channels. Revenues derived from foreign countries, most of which are denominated in U.S. dollars, accounted for approximately 12% and 15% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively.

     As part of maintaining our current growth plans, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant increases in revenues to achieve and maintain consistent profitability. We also expect to incur additional transition costs associated with the integration of UniTree. The transition periods for the acquisition of Smart Storage and UniTree may include additional one-time costs of each transaction, including the possible write-down of redundant assets or assets determined to be of limited strategic value to the combined company. Although our revenues have grown substantially in recent years, we may not be able to sustain the year over year growth rates we have historically achieved. In addition, we may not be able to generate sufficient revenues in future periods to be profitable for those periods. We moved our headquarters to a new facility in June 2001, and incurred substantial one-time costs associated with the move, including a lease termination fee related to our previous headquarters facility. The new headquarters facility represents a significant increase in our monthly lease obligations.

Acquisition of UniTree

     On July 20, 2001, we entered into an Agreement and Plan of Merger with UniTree Software, Inc., a California corporation, and the principal stockholders of UniTree named therein. Pursuant to the terms of the merger agreement, on July 25, 2001, OTG Software acquired all of the outstanding shares of UniTree’s Series A and Series B common stock for approximately $17.8 million, comprised of $6.0 million in cash, 1,466,667 shares of Common Stock and notes payable. The Company issued $4.8 million in promissory notes, payable over eighteen months, which are contingent upon the continued service of certain key UniTree employees. Of the $4.8 million, $2.6 million has been allocated as a portion of the purchase price. The remaining $2.2 million represents a compensatory arrangement and is being recorded ratably over an eighteen month period. In addition, OTG Software agreed to pay the Series A stockholders of UniTree up to $2,000,000 in cash and up to an additional 222,222 shares of Common Stock in the event certain financial results of UniTree are met for the calendar year 2001. The merger agreement further provided that 266,667 shares of our Common Stock to be issued to the former UniTree stockholders will be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders. Exclusive of certain acquisition costs, this acquisition is expected to be nominally accretive to net income of our consolidated financial statements by the end of 2002.

     UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. UniTree develops storage software solutions that cost-effectively manage growing volumes of data.

Acquisition of Smart Storage

     On March 29, 2001, we acquired Smart Storage in a transaction accounted for as a pooling of interests. Pursuant to the merger agreement, we issued 3,081,108 shares of Common Stock to the former Smart Storage shareholders in exchange for all the outstanding shares of Smart Storage’s capital stock (of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders). In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed pursuant to the terms of the merger agreement. Our financial results and related information include the activities of Smart Storage for all periods presented.

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

Products Released in 2001

     In March 2001, we announced that we had internationalized our DiskXtender and EmailXtender products. By internationalizing our products, we empower enterprises worldwide with the ability to localize or port our proven and reliable online data storage, access and e-mail management solutions into other languages. This is part of our ongoing strategy to be a leading worldwide player in the e-mail and storage management industry. DiskXtender, which is currently available in English and Japanese, provides intelligent, automated and virtually infinite storage management and enables ready access to critical enterprise data while reducing total costs of ownership. EmailXtender is currently available in English, German and Italian, and provides a secure, cost-effective system for efficiently capturing, storing and retrieving e-mail messages and attachments. This solution enables organizations to reduce e-mail server backup time and bottlenecks, eliminate message-size and mailbox-size restrictions and assist companies in restoring business-critical e-mail after virus attacks. EmailXtender will soon be available in French and Spanish.

     In April 2001, we announced the availability of “VideoXtender,” a new automated digital content management solution designed to meet the rapidly growing storage and data accessibility requirements of the professional video and broadcasting industries. VideoXtender provides broadcasters, media asset management organizations and digital media application developers with direct and fast access to many rich media assets and streaming video on managed storage devices, and a scalable, open systems architecture that utilizes cost-effective and secure DVD-RAM, Magnetic Optical (MO) and tape storage media. VideoXtender supports both digital broadcasting and media asset management. In video broadcasting or real-time applications, VideoXtender integrates with playback video servers and broadcast automation systems to provide online access to secondary storage. For media asset management or non-real-time applications, VideoXtender integrates with media asset management and video production solutions to provide direct access to an organization’s vast archive resource of digital content that would normally be kept off-line.

     In October 2001, we announced the availability of DiskXtender Database Edition (DXDB), a new, patent-pending storage management and access software for databases. DXDB addresses the issue of the increasing growth of many enterprises’ large databases, such as Oracle 8i, by delivering a highly scalable, online storage solution that is designed to allow administrators to virtually expand their database storage capacity with true, query-level database transparency. DXDB can aid database administrators in increasing database performance and reliability by moving infrequently accessed data within database tablespaces to high capacity, cost-effective storage devices, while maintaining one virtualized view of the database. Since DXDB does not require modifications to database structures or schema, users can access all of the data, no matter its age or the frequency of its use, without any changes to SQL queries or applications. Migration of infrequently accessed data reduces backup and recovery time, and can improve query performance for active data. An optional DXDB module provides additional disaster recovery capabilities, such as writing additional copies of the data to virtualized storage in remote data centers. Finally, snapshot capability allows the administrator to make a point-in-time copy of the DXDB filesystem, directory, or individual files and move it to another, possibly remote, database instance for secure storage and accessibility of data.

     During the third quarter of 2001, we entered into new partnerships with certain leading Network Attached Storage (NAS) hardware device manufacturers to sell our storage virtualization solution, DiskXtender, through their channels. DiskXtender’s storage virtualization technology aggregates the NAS pool created as multiple NAS storage devices are installed on a network, and then provides a centralized location for data access. The NAS pool is viewable as a virtual single drive on a network, so it simplifies storage management for network administrators as well as file management for end users. In addition, many forms of data from distributed network services can be consolidated on to a single, centrally managed server so front-end applications can benefit from single virtualized view of data. Consolidating and virtualizing data enables fast access to business-critical data stored on a network, while lowering the total cost of ownership associated with managing information assets.

RESULTS OF OPERATIONS

     The following section pertains to activity included in our Condensed Consolidated Statements of Operations (which are contained in Part I, Item 1 of this report), comparing results of operations for the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000. As mentioned previously, the Company’s historical results, together with related information, have been restated to include the activity of Smart Storage for all periods presented.

     The table below presents the line items included in our Condensed Consolidated Statements of Operations as a percentage of total revenues. This table excludes amortization expenses associated with certain intangible assets and other expenses associated with our acquisition of UniTree in July 2001, merger-related costs related to our acquisition of Smart Storage in March 2001, amortization expenses associated with certain intangible assets resulting from our acquisition of xVault in April 2000, and amortization expenses associated with Smart Storage’s acquisition of certain intangible assets in 1999 and the first quarter 2000.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

		(As restated)	(As restated)
	(unaudited)			(unaudited)

Revenues
Software licenses	72%	77%	72%	77%
Services	28	23	28	23

Total revenues	100	100	100	100
Cost of revenues
Software licenses	12	5	9	5
Services	10	8	11	9

Total cost of revenues	22	13	19	14

Gross profit	78	87	81	86
Operating expenses
Sales and marketing	47	40	48	43
Research and development	26	23	28	23
General and administrative	16	13	15	14

Total operating expenses	88	75	91	80

Income (loss) from operations	(10)	12	(10)	6
Other income (expense)
Interest income	5	8	7	6
Interest expense	—	—	—	(2)
Foreign exchange gain (loss)	1	—	—	—
Other income (expense)	—	—	—	—

Total other income (expense)	5	7	7	5

Income (loss) before income taxes	(5)	19	(3)	10
Provision (credit) for income taxes	(2)	—	(1)	—

Net income (loss)	(3)%	19%	(2)%	10%

     Each amount in the above table represents the dollar amount for that item as a percentage of total revenue for the respective period. Subtotals are also presented as a percentage of revenue and therefore may not, in some cases, be arithmetically derived from the relevant components within the above table.

Revenues

     Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of our software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services.

     Total revenues increased 15% to $16.6 million for the three months ended September 30, 2001 from $14.4 million for the comparable period in 2000, and increased 25% to $46.4 million for the nine months ended September 30, 2001 from $37.2 million for the comparable period in 2000. We believe that this increase was due to increases in demand for storage management access solutions such as those that OTG provides, our approach toward selling to departmental and divisional customers and the increasing need for services and products that provide access to stored data in business decision-making. However, the percentage increase in total revenues achieved on a year over year basis may not necessarily be indicative of future results.

     Software license revenues – Software license revenues increased 6% to $11.9 million for the three months ended September 30, 2001 from $11.2 million for the three months ended September 30, 2000, and represented 72% of total revenues for the three months ended September 30, 2001 as compared to 77% of total revenues for the comparable period in 2000. The increase in software license revenues was primarily due to an increase in overall demand for data storage management and access products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels. Software license revenues for the three months ended September 30, 2001 increased 7% sequentially over software license revenues of $11.1 million for the three months ended June 30, 2001. Software license revenues for the nine months ended September 30, 2001 increased 16% to $33.3 million compared with $28.7 million for the nine months ended September 30, 2000. The increase for the first nine months of 2001 over the first nine months of 2000 and the increase over the second quarter of 2001, were primarily due to the same factors mentioned for the quarter-over-quarter increase.

     We recognized $4.0 million of software license revenue under new arrangements with payment terms extending up to six months for the three months ended September 30, 2001. We recognized an additional $1.8 million of software license revenue under purchase orders from distributor customers under previously established arrangements with payment terms extending up to six months. The total software license revenues of $5.8 million from new and previously established arrangements with extended payment terms represented 49% of our software revenues for the three months ended September 30, 2001. The comparable amounts for the three months ended June 30, 2001, March 31, 2001, and December 31, 2000 were $5.3 million and 48%, $3.7 million and 36%, and $4.6 million and 50%, respectively. As mentioned above, extended payment term contracts are entered into primarily with select OEMs, distributors and resellers.

     Services revenues – Services revenues increased 44% to $4.7 million or 28% of total revenues for the three months ended September 30, 2001 from $3.3 million or 23% of total revenues for the comparable period in 2000. Services revenues increased 55% to $13.2 million or 28% of total revenues for the nine months ended September 30, 2001 from $8.5 million or 23% of total revenues for the comparable period in 2000. These increases were primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, an increased demand for consulting, training and other professional services. In 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases. This policy became effective in September 2000 for sales attributable to substantially all of OTG Software’s products and Smart Storage has followed a similar policy since January 2001.

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

     Cost of software license revenues – Including amortization expense of approximately $69,000 per quarter associated with intangible assets acquired by Smart Storage in 1999 and the first quarter of 2000, the cost of software license revenues increased 147% to $2.1 million for the three months ended September 30, 2001 from $0.9 million for the three months ended September 30, 2000 and increased 103% to $4.2 million for the nine months ended September 30, 2001 from $2.1 million for the nine months ended September 30, 2000. This increase was due primarily to an increase in sales of products with higher royalty expenses. Gross margin on software license revenues decreased to 82% for the three months ended September 30, 2001 from 92% for the three months ended September 30, 2000 and to 87% for the nine months ended September 30, 2001 from 93% for the nine months ended September 30, 2000. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. We anticipate that the amortization expense associated with certain intangible assets acquired by Smart Storage in 1999 and the first quarter of 2000 will continue through the first half of 2002.

     Cost of services revenues – Cost of services revenues increased 45% to $1.7 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000, and increased 45% to $5.0 million for the nine months ended

September 30, 2001 from $3.4 million for the nine months ended September 30, 2000 due primarily to personnel additions in our customer support, training and consulting organizations and to increased demand for the related services. Gross margin on services revenues remained unchanged at 64% for the three months ended September 30, 2001 and 2000, and increased to 62% for the nine months ended September 30, 2001 from 59% for the nine months ended September 30, 2000, due primarily to a proportionately higher level of revenues from maintenance which bear higher gross margins than revenues from consulting services and to efficiencies gained in the customer support and consulting services areas. The gross margins on services revenues may vary from period to period related to changes in the mix of maintenance and technical support, consulting and training comprising services revenues.

Operating Expenses

     Sales and marketing – Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 36% to $7.7 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in spending on marketing programs, including the acceleration of certain sales and marketing efforts because of the acquisition of Smart Storage and, to a lesser extent, the acquisition of UniTree. Sales and marketing expenses increased 39% to $22.1 million for the nine months ended September 30, 2001 from $15.9 million for the nine months ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses increased to 47% for the three months ended September 30, 2001 from 40% for the three months ended September 30, 2000, and increased to 48% for the nine months ended September 30, 2001 from 43% for the comparable period in 2000. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the absolute dollar amount of sales and marketing expenses to increase in future periods.

     Research and development – Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Including amortization of certain deferred compensation expenses associated with our acquisition of UniTree totaling approximately $0.2 million, research and development expenses increased 36% to $4.5 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000, and increased 52% to $13.0 million for the nine months ended September 30, 2001 from $8.6 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in the number of research and development personnel and to an acceleration of certain development efforts accomplished because of the acquisition of Smart Storage and, to a lesser extent, the acquisition of UniTree. As a percentage of total revenues, research and development expenses increased to 27% for the three months ended September 30, 2001 from 23% for the three months ended September 30, 2000, and to 28% for the nine months ended September 30, 2001 from 23% for the nine months ended September 30, 2000. Although we have achieved sequential reductions in research and development expenses as a percentage of total revenues for the three months ended March 31, 2001, June 30, 2001 and September 30, 2001 of 29%, 28% and 27%, respectively, we believe that a significant level of research and development investment is required to remain competitive and expect the absolute dollar amount of these expenses will continue to increase in future periods.

     General and administrative – General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 42% to $2.6 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000, and increased 35% to $7.1 million for the nine months ended September 30, 2001 from $5.3 million for the nine months ended September 30, 2000, due primarily to two factors. First, during the third quarter of 2001 we incurred approximately $0.3 million in costs associated with the restructuring of our corporate entities and with the review of our internal information systems and programs. We expect to realize tax benefits, cost savings, and operational efficiencies from these efforts over the next year. Second, we continue to incur additional personnel costs and other expenses associated with our efforts to support the continued expansion of our operations, in particular our acquisitions of Smart Storage and UniTree during 2001. General and administrative expenses were 16% and 13% of total revenues for the three month periods ended September 30, 2001 and 2000, respectively, and were 15% and 14% of revenues for the nine month periods ended September 30, 2001 and 2000, respectively. We expect general and administrative expenses to decrease as a percentage of total revenues by the end of 2001, but we expect the absolute dollar amount of general and administrative expenses to continue to increase as our operations expand.

     For the nine months ended September 30, 2001, we incurred approximately $1.6 million in merger-related costs associated with our March 2001 acquisition of Smart Storage. For the three and nine months ended September 30, 2001 the Company incurred approximately $0.4 million associated with the amortization of certain intangibles and other expenses in connection with our July 2001 acquisition of UniTree. For the three and nine months ended September 30, 2001 the Company incurred approximately $0.2 million and $0.6 million, respectively, associated with the amortization of certain intangibles in connection with our April 2000 acquisition of xVault, and approximately $0.1 and $0.2 million, respectively, associated with the amortization of certain intangibles acquired by Smart Storage in December 1999 and February 2000. These amounts increased total operating expenses by $0.4 million in the third quarter of 2001 over the third quarter of 2000 and increased total operating expenses by $1.7 million in the first nine months of 2001 over the first nine months of 2000.

     Other income – Other income decreased on a net basis to $0.9 million for the three months ended September 30, 2001, from $1.0 million for the three months ended September 30, 2000, primarily because of a decrease in interest income attributable to a decrease in the return on invested cash and cash equivalent assets associated with the continued program by the Federal Reserve Board to reduce U.S. interest rates. Other income increased on a net basis to $3.1 million for the nine months ended September 30, 2001, from $1.7 million for the nine months ended September 30, 2000, due to a number of factors. First, we used proceeds from our initial public offering in March 2000 to repay outstanding balances under our credit facility, retire our senior subordinated notes and retire notes payable to certain shareholders, eliminating related interest expense. Further, the conversion of our convertible subordinated notes into Common Stock in conjunction with our initial public offering eliminated related interest expense. In addition, the remaining proceeds from our initial public offering as well as the net proceeds of our secondary public offering in November 2000 increased our levels of cash and cash equivalents available for investment, resulting in increased interest income. Finally, the factors contributing to the overall increase in other income were partially offset by a loss of approximately $0.2 million associated with the disposal of certain assets in June of 2001. For at least the near future, we believe falling interest rates will negatively affect interest income earned on our cash and cash equivalents.

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

     We assumed net operating loss carryforwards (NOLs) of approximately $2.1 million through our acquisition of Smart Storage, and NOLs of $3.2 million with our acquisition of UniTree. We expect to use these NOLs, which are subject to certain limitations on use, in future periods depending on future levels of taxable income. We are also eligible for research and development tax credits which will reduce our tax on future income. Finally, we incur certain significant expenses such as stock compensation expense, goodwill amortization, and direct costs of acquisitions that are not deductible for tax purposes. Based on these considerations and the impact of the events of the third quarter of 2001, we have adjusted our estimated annual effective tax rate from approximately 65% as reported in the second quarter of 2001 to approximately 14% of our income (loss) before income taxes for the calendar year 2001.

     Recently issued accounting standards – In April 2001, the Emerging Issues Task Force (EITF), a body with authority to establish generally accepted accounting principles, issued a conclusion on certain items discussed in EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” This issue addresses when consideration from a vendor to an entity that resells the vendor’s products is an adjustment of the selling prices of the vendor’s products to the reseller, a net adjustment to revenues, or a cost incurred by the vendor for assets or services provided by the reseller and, therefore, an element of cost or expense in the vendor’s statement of operations. Examples of activities that fall within the scope of this issue include cooperative marketing arrangements, certain types of price protection, product introduction and brand development arrangements. The Company is required to apply the consensuses of this EITF no later than the first quarter of 2002. We do not believe the adoption of this standard would have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued Statement No. (FAS) 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     On October 3, 2001, the FASB issued SFAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion NO. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Statement is effective for the Company’s fiscal year 2002. We do not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our cash and cash equivalents totaled $93.1 million, representing 59% of total assets. As of December 31, 2000 our cash and cash equivalents totaled $102.2 million, which represented 74% of total assets. As of September 30, 2001, we had interest-bearing debt outstanding of $7.2 million, $4.0 million of which related to a draw on our revolving line of credit, $2.9 million of which related to notes payable to shareholders associated with our acquisition of UniTree, and the remaining $0.3 million of which represents other notes payable arising primarily from our Smart Storage acquisition. As of December 31, 2000, we had interest-bearing debt outstanding of $0.6 million related primarily to notes payable to certain shareholders and banks.

     For the nine months ended September 30, 2001, net cash used for operating activities was approximately $4.0 million as compared to net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2000. The change in cash used for operating activities primarily reflects the net loss of $3.8 million for the first nine months of 2001 as compared to net income of $2.3 million for the first nine months of 2000, requiring the Company to fund its operations to the extent that expenses exceeded revenues, partially offset by changes in other assets and liabilities associated with operations. One of the factors affecting our ability to generate positive cash flows from operating activities is our ability to collect on accounts receivable when they become due, including sales with extended payment terms. The Company did experience a slowdown in collections after the terrorist attacks of September 11, 2001, resulting in lower than expected collections of receivables during the last few weeks of the third quarter. Even though we believe our collection efforts will ultimately be successful to the extent we have not already established an allowance against our receivables, the timing of receipts necessarily impacts cash flows during a given period. In March 2001, we were obligated to begin making income tax payments. The timing and extent of any future income tax payments are dependent on the amount of our taxable income, if any, and our ability to utilize certain tax benefits assumed in our acquisitions of Smart Storage and UniTree are also dependent upon our ability to generate taxable income against which to use these benefits. Payments of income taxes could have a material adverse affect on our net cash flows from operating activities in future periods.

     For the nine months ended September 30, 2001, net cash used for investing activities increased to $9.6 million as compared to $5.6 million for the nine months ended September 30, 2000. The results for the first nine months of 2001 include payments totaling $5 million, net of cash acquired, to acquire UniTree whereas the results for the first nine months of 2000 include payments of $2.6 million to acquire xVault and certain intangible assets acquired by Smart Storage. In addition, we purchased approximately $4.6 million of property and equipment in the first nine months of 2001, as compared to similar purchases of $3.1 million in the first nine months of 2000. We expect to continue to invest in property and equipment in the ordinary course of business as required.

     For the nine months ended September 30, 2001, net cash provided by financing activities was $4.4 million, attributable primarily to a $4.0 million draw on our revolving line of credit used to help cover our operating and acquisition costs during the third quarter, proceeds from the exercise of stock options totaling $1.3 million, offset by net repayments of notes payable and other long term debt of $0.3 million, payments of direct costs of our secondary public offering of over $0.1 million, as well as the cost to repurchase common stock totaling $0.5 million pursuant to a repurchase program announced by the Company in September 2001. For the nine months ended September 30, 2000, net cash provided by financing activities was $70.3 million, including proceeds of $87.0 million from our initial public offering offset by repayments of certain debt obligations totaling $16.6 million and distributions to certain shareholders of $1.2 million.

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

We may not be able to sustain our current revenue growth rates

     Although our revenues have grown rapidly in recent years, we may not be able to maintain this rate of revenue growth because of the difficulty of maintaining high percentage increases as our base of revenue increases. In addition, general economic conditions, growing competition, lower-than-expected market acceptance of Microsoft products, such as Windows NT or Windows 2000, lower than expected acceptance of UNIX and Linux as available platforms for our products, or the failure of the markets for storage area networks, storage service providers or network attached storage to develop, could also affect our revenue growth.

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

     In addition to changes in general economic conditions, factors that could affect our operating results include:

•	the unpredictability of the timing and level of sales through our indirect sales channels;

•	the timing and magnitude of large orders;

•	changes in the mix of our sales, including the mix between higher margin software licenses and lower margin services;

•	the timing and amount of our marketing, sales and product development expenses;

•	the cost and time required to develop new software products and new versions of our existing software products;

•	the introduction, timing and market acceptance of new products introduced by us or our competitors;

•	changes in data storage and networking technology or the introduction of new operating system upgrades, which could require us to modify our products or develop new products;

•	the growth rate of Windows NT;

•	the rate of adoption of Windows 2000;

•	the rate of adoption of UNIX and Linux;

•	the rate of adoption of storage area networks;

•	pricing policies, including levels of discounts, payment terms and distribution terms;

•	the failure of customers, especially those to whom we have granted extended payment terms, to pay amounts owed when due; and

•	the timing and size of additional acquisitions, if any.

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

Our business significantly depends on the acceptance of Windows NT, Windows 2000, UNIX, and Linux to run computer networks, and a decrease in their rates of acceptance could cause our revenues to decline

     For the foreseeable future, we expect a substantial majority of our revenues to continue to come from sales of our Windows NT-based data storage software products. As a result, we depend on the growing use of Windows NT for computer networks. If the deployment of Windows NT does not increase as we anticipate, or if it decreases, our revenues could decline. In addition, if users do not accept Windows 2000, or if there is a wide acceptance of other existing or new operating systems, including Microsoft products, our business would suffer.

     Windows 2000 may not gain market acceptance. In addition, users of previous versions of Windows NT may decide to migrate to another operating system. We have expended significant resources on the development of Windows 2000-compatible versions of our product suite and our future success depends upon sales of this product suite. If users of Windows 2000 networks do not widely adopt and purchase our products, our revenue and business will suffer.

     We expect the percentage of our revenues attributable to UNIX- and Linux-based products to increase over time. We have expended significant resources developing and acquiring technology to make UNIX- and Linux-compatible versions of our products. If users of UNIX and Linux networks do not widely adopt and purchase our products our revenue and business will suffer.

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

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business

     We continue to increase the scope of our operations and have grown our headcount substantially through internal growth and acquisitions. As of September 30, 2001, we had a total of 416 employees, compared to a total of 385 and 233 employees as of December 31, 2000 and 1999, respectively. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively, including work forces obtained by acquiring other companies. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

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

Our products must remain compatible with operating system software, network hardware and software configurations, which are currently undergoing, and will likely continue to undergo, significant change that could render our products obsolete

     The market for our data storage management software is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. We have expended significant resources to allow our products to take advantage of the release of Windows 2000, UNIX, and Linux and to prepare our products for the emergence of storage area networks, and we expect to continue to do so. If Windows 2000, UNIX, and Linux and storage area networks are not widely adopted, our business and future operating results will suffer.

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

The expansion of our international operations subjects our business to additional economic and other risks that could have an adverse impact on our revenue and business

     For the nine months ended September 30, 2001 and 2000, our revenues from foreign countries represented 12% and 15%, respectively, of our total revenues. We plan to continue to increase our international sales activities, but these activities are subject to a number of risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political and economic instability;

•	greater difficulty in attracting distributors that market and support our products effectively;

•	the need to comply with varying employment policies and regulations which could make it more difficult and expensive to manage our headcount if we need to establish more direct sales staff outside the United States;

•	weaker operating results from our international operations in our quarters ending each September 30 due to the summer slowdown in Europe;

•	increased difficulty in managing international management, distribution and research operations that are increasingly international in nature and significant to our growth and success; and

•	the effects of currency fluctuations.

     As we seek to expand our international operations, if any of these risks materialize, our revenues and our business could be adversely affected.

We may not be able to achieve the benefits that we hope to obtain from our acquisitions or mergers

     We cannot be certain that we will achieve any or all of the benefits we anticipate as a result of the acquisitions or mergers we have undertaken, including but not limited to the anticipated accretion to our earnings and targeted revenue expectations. Acquisitions, including our acquisitions of Smart Storage and UniTree, involve a number of special risks and challenges, including:

•	diversion of management attention from our core business;

•	integration of acquired company operations and employees with our existing business, including coordination of geographically dispersed operations;

•	incorporation of acquired company technology into our existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture;

•	loss or termination of employees, including potentially costly litigation resulting from the termination of those employees;

•	dilution of our then-current shareholders’ percentage ownership;

•	assumption of liabilities of the acquired company, including potentially costly litigation related to alleged liabilities of the acquired company; and

•	presentation of a unified corporate image to our customers and our employees.

     Also, we have limited experience in significant acquisitions, and our integration of the operations of Smart Storage and UniTree may take longer and be more difficult than we anticipated, which could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We do not currently hold any derivative financial instruments and do not invest in derivative financial instruments. We invest excess cash in short-term, highly-liquid investments. In addition, excluding a note payable that was retired in early April 2001, our only long-term indebtedness totals $39,000 related to certain office equipment acquired under a capital lease. As a result, we believe that our exposure to interest rate risk is not material to our financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 26, 2001, a class action lawsuit was filed in the Southern District of New York naming OTG Software, officers of the Company who signed the registration statement in connection with our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint alleges that the Company’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by our underwriters from investors to whom the underwriters allegedly allocated shares of the public offering. Since this initial complaint was filed, two other complaints making similar or identical allegations have been filed in that court on September 5, 2001 and September 18, 2001.

     These cases are at an early stage, and the Company has not formally responded to the allegations. However, we intend to defend the Company and its officers vigorously. Our management believes that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our condensed consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

     On July 25, 2001, we acquired UniTree in a transaction accounted for as a purchase. UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. Pursuant to the merger agreement, we issued 1,466,667 shares of our Common Stock to the former UniTree shareholders, paid $6.0 million in cash and issued $4.8 million in promissory notes bearing interest at 7% per annum, payable over eighteen months, subject to the continued employment of certain UniTree employees in exchange for all the outstanding shares of UniTree’s capital stock (of the shares issued, 266,667 are being held in escrow for a period time not to exceed three years to secure certain indemnification obligations of certain former UniTree shareholders). See Note 3 to Notes to Condensed Consolidated Financial Statements for additional information related to our purchase of UniTree.

     Each of the UniTree shareholders who were issued shares of our Common Stock was either an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 or received information required to be provided by Rule 506 of Regulation D. These securities were issued in reliance on the exemption from registration set forth in Rule 506 of Regulation D. No underwriters were involved in the foregoing sales of securities.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters To a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

July 30, 2001	Items 5 and 7; related to our earnings release for the three and six months ended June 30, 2001 and announcement that we were acquiring UniTree Software, Inc.

July 31, 2001	Item 7; additional financial information related to the earnings release for the three and six months ended June 30, 2001.

October 22, 2001	Items 5 and 7; related to our conference call for the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Richard A. Kay	Date: November 14, 2001

Richard A. Kay President, Chairman and Chief Executive Officer

By: /s/ Ronald W. Kaiser	Date: November 14, 2001

Ronald W. Kaiser Chief Financial Officer and Treasurer (Principal
Financial Officer)

(this space intentionally left blank)