Form 10-K405
period 2001-12-31
OTG SOFTWARE INC
filed 2002-03-08
CIK 1101757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 000-29809

OTG Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	52-1769077 (IRS Employer Identification Number)

2600 Tower Oaks Blvd.
Rockville, MD 20852
(240) 747-6400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock,
par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock of OTG Software, Inc. held by non-affiliates on January 31, 2002 was approximately $244,092,000. As of January 31, 2002, there were issued 33,313,990 shares and outstanding 33,219,790 shares of OTG Software, Inc. common stock, $0.01 par value per share.

Document Incorporated By Reference

Information required by Part III of the Form 10-K will be incorporated by reference from certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2002, or will be included in a subsequent amendment to the Form 10-K.

OTG Software, Inc.
Form 10-K
Year Ended December 31, 2001

Table of Contents

Page

Part I
Item 1. Business	1
Item 2. Properties	21
Item 3. Legal Proceedings	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	23
Item 6. Selected Financial Data	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	54
Item 8. Consolidated Financial Statements and Supplementary Data	55
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial
Disclosure	90
Part III
Item 10. Directors and Executive Officers	90
Item 11. Executive Compensation	90
Item 12. Security Ownership of Certain Beneficial Owners and Management	90
Item 13. Certain Relationships and Related Transactions	90
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	91
Signatures	94

Part I

Item 1.  Business

Overview

OTG, founded in 1992, is a provider of online data storage and data access software solutions for business applications, email management and related services. Our software enables enterprises to move, store, manage and access data and email quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide network storage system. In addition, our products can be run on Windows NT, Windows 2000, Unix and Linux operating systems, as well as multiple storage architectures including direct attached storage (DAS), network attached storage (NAS) and storage area networks (SAN).

On February 20, 2002 OTG entered into an Agreement and Plan of Merger with Legato Systems, Inc., whereby OTG will merge with and into a wholly-owned subsidiary of Legato, and become a wholly-owned subsidiary of Legato (the “Merger”). In the Merger, OTG public stockholders will receive merger consideration of 0.6876 shares of Legato common stock, plus $2.50 in cash for each share of OTG common stock. The closing of the Merger is subject to customary conditions, including shareholder approval by both companies and regulatory approval of the transaction. The closing is expected to occur in the second quarter of 2002.

In this report, references to “we”, “us”, “our” and “the Company” refer to OTG Software, Inc. and its wholly-owned subsidiaries, including UniTree Software, Inc. (UniTree), Smart Storage, Inc. (Smart Storage), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail), which was formerly named xVault, Inc. (xVault). Certain information contained herein should be considered “forward-looking information” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking information is subject to a number of substantial risks and uncertainties that can cause actual results to differ materially. These risks and uncertainties include the timely development and market acceptance of our products and our ability to manage our growth. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates”, “believes”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “should”, “will”, “would” and other forms of these words or similar words are intended to identify forward-looking information. For example, our forward-looking statements include statements regarding:

•	revenue growth;

•	development, deployment and acceptance of new products;

•	technological changes;

•	use of the proceeds from our initial public offering and follow-on public offering;

•	variations in gross margin;

•	expansion plans;

•	spending on research and development;

•	levels of expenditures generally, including investments in property and equipment;

•	changes in account receivables, including collections activities; and,

•	sufficiency of our liquidity and capital resources.

Such forward-looking statements including, but not limited to, information about expected trends and related information, are made only as of the date of this report.

Important factors known to us that could cause such material differences in forward looking statements are discussed under the caption “Risk Factors” below, including the announced agreement to merge OTG with and into a subsidiary of Legato. These factors may materially impact the future events, developments, or results described by the forward-looking statements in this report. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Industry Background

The growth of data storage

The growth of data-intensive computing functions such as e-commerce, email, multimedia applications, complex enterprise computer applications and the conversion from paper to electronic storage has fueled rapid growth in the amount of data stored within an enterprise. For example, International Data Corporation, an independent information technology research firm referred to as IDC, projects that the number of email messages sent per day worldwide will grow from approximately 9.7 billion in 2000 to 35 billion in 2005. This growth has resulted in an increased demand for more efficient methods to store and retrieve data. IDC estimates new hard disk drive shipments are adding over 1.75 million terabytes of storage capacity annually, with the annual increment expected to reach 26.3 million terabytes by 2004. A byte is the amount of computer memory required to store one number, letter or symbol; a terabyte is equal to one trillion bytes.

The dramatic growth in data storage is driving the demand for many types of storage technology, such as new storage devices, networking hardware, network transmission technology and software. Many enterprises are trying to manage larger amounts of data, creating a demand for software that can automate this task. Industry analysts predict that demand for data storage management software in particular will grow significantly. Gartner Group, an independent information technology research firm, estimates that the data storage management software market will grow from $5.3 billion in 2000 to $16.7 billion in 2005.

Traditional data storage and back-up

Users traditionally have stored data on hard disks or other storage devices connected to their personal computers or computer networks, a configuration referred to as primary storage or direct attached storage (DAS). According to a joint study by McKinsey & Company and Merrill Lynch, up to 80% of storage implementations today are architected using DAS. In addition to primary storage, enterprises have widely adopted back-up processes to insure against the loss of data by creating and storing duplicates of existing data files. The traditional back-up process moves large volumes of data to alternative storage devices not directly accessible by users and applications. Typically, under traditional backup and data storage methodologies, an enterprise will perform a full back-up of all data once a week and incremental back-ups on each of the other six days of the week. An incremental back-up operation copies only those files that have changed since the last full back-up. There are several significant problems with traditional data storage and back-up methods:

•	Expensive primary storage capacity is consumed rapidly. Hard drives and other storage devices used for primary storage are more expensive than remote and back-up storage devices and have a limited capacity. This capacity is often quickly exhausted, and the user or the enterprise must then either purchase additional capacity or delete data. An enterprise incurs additional expense not only for the purchase of additional storage devices, but also for the administrative time required to install, allocate and manage this additional primary storage capacity.

•	Repetitive back-up consumes network transmission capacity. As the amount of data increases, repeatedly backing up the same data consumes increasing amounts of network transmission capacity, or bandwidth. Computer networks have a limited amount of bandwidth, and most of this capacity is consumed during business hours by the demands of the network’s users. As a result, networks lack the capacity to transmit data to storage devices for back-up during business hours. In addition, as enterprises expand their operations internationally, as the Internet makes networks more accessible and as the workday becomes longer, the number of hours available each day for back-up is shrinking. As a result, network administrators have smaller windows of time in which they can back up increasing amounts of data without impairing the performance or accessibility of the network.

•	Failure to manage data results in an inefficient back-up process. Most files on a typical file server are not frequently accessed more than 30 days after they are created. Repeatedly backing up the same unchanged data consumes more back-up storage capacity unnecessarily, and requires an enterprise to expand its storage capacity with each subsequent back-up. In addition, because network administrators cannot determine which files are important, they often either save most files or randomly delete them.

•	Access to stored data is limited. Infrequently accessed data is typically migrated from primary storage devices to secondary storage devices, such as tape libraries, magnetic optical disks, CD and DVD libraries, NAS, and SAN devices. Once this process has occurred, the time and effort necessary to retrieve a migrated file is significant. A user will need to know information such as the file name, the original storage location and the date of the back-up. When this information has been determined, the network administrator will then use this information to retrieve the file manually. This process is inefficient for the user, who must wait for the needed file, and for the network administrator, who must act as an intermediary and retrieve the file. In addition, files that have been deleted from primary storage and only reside on secondary storage devices are not easily and readily accessible to end users and/or software applications that may need the data contained in the file.

•	Data is stored randomly at diverse locations. The distribution of data and applications on multiple personal computers and servers throughout a computer network has led to islands of stored data throughout an enterprise, the decentralization of data storage management and the distribution of storage resources throughout the network. Distributed storage management on expensive primary storage devices throughout a network results in inadequate storage management, increased administrative time and costs and inefficient use of storage devices.

Impact of traditional solutions on total cost of ownership

Surging demand for storage capacity and greater access is driving up the total cost of ownership for business information in three ways:

Rising Costs — Organizations are buying more storage than necessary. While the cost of storing a megabyte has gone down, overall hardware and software expenditures continue to grow. Eighty percent of today’s storage is still directly attached to the server, resulting in under- and over-utilized capacity for both servers and storage. In this environment, there is always a point when new servers and disk space must be purchased to support that additional storage. In addition, most corporations re-evaluate and replace portions of their storage architectures every three years.

Lost Productivity — Labor costs are one of the largest indirect costs associated with increased storage capacity. Inefficient data storage management can handcuff entire organizations — for instance, keeping everyone waiting too long for network backups. End users cannot do their jobs without asking Information Technology administrators to retrieve archived data. Top information technology (“IT”) administrators are pulled away from higher-value work and are duplicating effort as they maintain multiple archive islands. Traditional storage management tools allow one administrator to effectively manage less than 1 terabyte (“TB”) of storage on DAS or 4 TB on networked storage (according to the research firm Enterprise Storage Group) but experts estimate that average site capacity will have grown to 53 TB by 2005 (according to the research firm Strategic Research Corporation). If better solutions are not implemented, the number of administrators needed to manage storage will soon become untenable.

Growing Risks — The costs associated with risk, including the cost of downtime, inadequate disaster preparedness and inappropriate utilization of storage, can often be substantial. Organizations must be able to access/recover all business critical data, no matter how complex, in a timely manner. Depending on the type of data, and how critical it is to business operations, companies may incur downtime-related costs of more than $250,000/hour, according to the research firm Contingency Planning Research. In addition, the business value of the data itself may be compromised if users/applications cannot get the answers they need when they need them. Companies must also be sure that their data storage infrastructure is flexible and scalable enough to meet future growth needs.

The emergence of networked storage

In response to the limitations of traditional data storage and back-up methods, networked storage has emerged. This encompasses storage area networks (SANs) and networked attached storage (NAS) topologies, and comprises approximately 20% of storage implementations today according to the McKinsey and Merrill Lynch study. A storage area network is a network of servers and data storage devices that are interconnected at high speeds, typically using fiber channel transport technology, which allows network resources to be located at remote and diverse locations. Enterprises are beginning to deploy storage area networks in an effort to move data storage operations off of their local area networks to a separate network dedicated to data storage. Moving these operations to storage area networks frees up bandwidth on the local area network for more efficient operation of enterprise software applications and communications. Storage area networks can be significantly less expensive to maintain and expand than traditional data storage systems because they enable shared, high-speed access to stored data. IDC estimates the SAN attached disk market segment to be $4.2 billion in 2001, growing at a rate of 80% while SAN connectivity (e.g., fiber switches) is estimated to be a $2.14 billion market in 2001 growing at 67%.

Another alternative to direct attached storage is network attached storage, the fastest growing market segment of networked storage, with an estimated $2.84 billion market size in 2001 and a 97% growth rate according to IDC. NAS offers the benefit of adding capacity to the network itself rather than to an individual server, while presenting data at a file-level similar to direct attached storage. Like SANs, NAS enables organizations to realize a lower cost of storage than DAS. However, unlike SAN, NAS architectures offer a lower price point and “plug and play” functionality without any additional network components.

Despite the greater capacity and speed, and the reduced cost offered by networked storage, these emerging storage topologies do not address the need to make management and access of data more efficient. Like DAS configurations, networked storage configurations fail to determine which data should be stored, do not provide efficient and automated migration of data to the storage media, fail to integrate with front-end applications, do not enable immediate access to data and cannot provide an effective index of stored data.

The need for data management software

In order to address the problems of traditional storage and back-up methods, and to take advantage of the power of networked storage, a data management solution must enable better utilization of storage assets (both people and hardware), provide automated migration of data and deliver better access to stored data. Specifically, to be effective and efficient a solution must:

•	automatically apply policies that determine whether, or for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;

•	provide efficient transfer of data to and from storage devices throughout networks, including local area networks, networked attached storage devices and storage area networks;

•	maximize the effective capacity of existing storage devices;

•	automatically consolidate data that is distributed on servers across the network and provide centralized storage management for that data;

•	provide a detailed index of stored data so users can perform specific searches;

•	enable rapid and easy retrieval of stored data selected by users and software applications regardless of where and how that data is stored;

•	seamlessly integrate access to stored data with existing business applications

•	provide secure Web as well as local area network access; and

•	work on file systems, email systems and databases, and across multiple operating systems including Windows, Unix and Linux.

The problems of email management and storage

Email is an integral part of business communications. As a result of the increased use of email both as a messaging system and an information delivery system, system administrators need to manage and store large volumes of email messages and attachments without compromising the reliability of the system or restricting message or attachment size. System administrators are also confronted with the challenge of protecting and restoring email communications, including protection and restoration during and after computer virus attacks. In addition, as email becomes increasingly more important, the lack of administrative control threatens an enterprise’s record management procedures and its ability to comply with applicable regulatory and legal requirements.

The need for email management and storage software

In order to address the problems of email management and storage, and to enable an enterprise to take full advantage of the speed and convenience of email, an email management and storage solution must:

•	automatically apply policies that determine whether, or for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;

•	provide fast and efficient search capability and access to stored email messages and attachments;

•	reduce messaging system back-up time and enhance performance while reducing costs;

•	eliminate the need for administrative restrictions on message or attachment size;

•	facilitate management of message stores and guard against the loss of information following virus attacks, enabling recovery within hours rather than days; and

•	ensure adherence to formal email policies that correspond to an enterprise’s traditional record management policies and requirements.

The OTG Software Solution

We are a provider of online data storage management and data access software. Our software provides customers with the following benefits:

•	Server consolidation and centralized management. Our software provides automated consolidation of stored data and centralized data storage management. This enables improved capacity utilization of primary servers, and increased IT efficiency in managing distributed storage. It also presents to both the IT administrators and the end-users a single, logical view of stored data, independent of where the data is physically located.

•	Policy based data migration and management. Our software enables automated storage management across a diverse storage environment from primary disk to secondary storage devices, including policy-based data migration to less expensive alternative storage devices and networks. This enables inactive data to be moved off primary storage without manual IT intervention. OTG’s software manages the movement of data according to rules the IT administrator specifies, balancing the needs of applications for data access with the total cost of storage.

•	Increased efficiency of back-up systems. Our software reduces the time required for data back-up, maximizes use of back-up storage capacity and increases available network bandwidth by eliminating the repetitive back-up of unchanged data.

•	Storage virtualization and direct data access. Our software virtualizes data stored in multiple devices and media into a single pool of information that is accessible natively within user applications. Because our software indexes and tracks the data, it enables easy and direct access to that archived data for users and software applications, including secure Web access.

•	Diverse storage options. Our software supports many different types of data storage devices within the same data storage system to maximize performance and minimize cost. This facilitates better management of legacy data stored on varied devices and media.

•	Complete email management. Our software provides efficient storage, indexing, archiving and retrieval of email messages and attachments. In addition, our software offers administrators the ability to centrally identify and purge email attachment files known to contain viruses, and authorize supervisors with the ability to monitor employee emails.

•	Integration with front-end applications for intelligent management of electronic content. Our software is easily integrated with a wide variety of front-end software applications to provide direct end-user access to stored data through native interfaces. In addition, our software offers the ability to capture, organize and manage virtually any type of electronic content, while providing intelligent, indexed access via a universal interface, which helps organizations streamline management and improve business processes.

•	Fast and easy installation and use. Our software makes installation, configuration and use quick and easy through an intuitive graphical user interface, which allows a user to interact with our product through the use of windows and icons in a point-and-click system.

•	Flexibility and scalability. Our software expands quickly and easily to accommodate changes in the size of a data storage system, from a single storage device to an enterprise-wide network storage system. Our software supports the Unix, Linux, Windows platforms, Oracle databases, and major messaging systems including Microsoft Exchange and Lotus Notes/Domino.

The OTG Software Strategy

Two of the most critical challenges organizations face today are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both for hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. For ten years this has been OTG’s focus. Our software virtualizes pools of stored data both to the end-user and to the IT administrator while integrating with most applications. OTG can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our worldwide distribution channel, and our ability to execute.

As part of our strategy, we intend to:

Continue to develop our sales channels. We intend to continue to expand and leverage our base of approximately 600 partners worldwide (OEMs, distributors, and value-added resellers, or VARs) to sell additional products to our end-users. We intend to enhance our international partner base as we internationalize, localize and bring to market existing and new products. And, we intend to focus on developing systems integrators and other strategic partners to open new avenues of distribution for our products.

Continue to focus on international growth. Europe, the Middle East, Africa, Japan and Asia represent attractive markets for expansion, with Europe representing an estimated $2 billion data storage management market in 2001 and Asia $800 million in 2001 according to Gartner. We intend to continue to internationalize and localize our products to penetrate this marketplace. Our Smart Storage acquisition in 2001 added offices, partners and expertise in both Europe and Asia, and by bringing to these markets the full complement of our data storage, content and messaging products and services, we intend to grow our international revenues.

Remain focused on one of our core strengths of scaling from department to enterprise. Given today’s soft economic climate, IT spending is tight and customers require products with attractive price points and demonstrable value. Our sales force and resellers leverage our storage and data management solutions to demonstrate the value of our approach for one department, such as accounting, and then use the success in that area to expand to other departments, such as human resources. This strategy, which leverages our application-oriented storage technology, has proven to be effective in growing our business.

Grow and penetrate the messaging marketplace. We intend to leverage our position as a provider of both email storage and email content management solutions to continue to grow in the messaging market. Our email archiving solution is now being bundled with NAS hardware appliances through major distributors. Our email content management offerings, particularly the supervisor monitoring capabilities, are seeing traction in the financial and brokerage markets to assist in compliance with SEC and NASD regulations. Additionally, our ability to offer our email products on Exchange, Lotus and Unix Sendmail is serving to differentiate us along with the breadth of our solutions. We intend to pursue additional strategic alliances with other leading providers of email solutions, such as email system integrators. We are also leveraging our message archiving technology to broaden the adoption of our solution in the electronic collaboration market, which includes applications such as instant messaging.

Increase enterprise level deals through our UNIX and database offerings, as well as our direct sales opportunities. According to Gartner, as much as 60% of stored data is in structured or database environments, and the Unix segment of the storage management software market is growing from $2.79 billion in 2001 to $3.77 billion in 2002. These areas represent new target markets for OTG given the DiskXtender Unix and DiskXtender Database products we introduced in 2001. To date, there have been few ways to manage and increase efficiency of databases, and the few tools that do exist require users to run dual queries against active and historical data. OTG’s technology does not require query modification, virtualizes all stored data, and streamlines back-up processes. We plan to leverage domestic and international direct sales to sell our database product. Unix presents a similar opportunity, one that represents enterprise environments and also favors a direct sales model. Our breadth of Unix platform support, including HP-UX, Sun Solaris, Compaq Tru-64, SGI-IRIX and Red Hat Linux is unique, and we believe gives us a competitive advantage in penetrating the Unix enterprise storage market.

Products and Services

The XtenderSolutions product suite includes a number of application-focused products to provide customers with the ability to move, store, manage and access data across diverse platforms. The following table summarizes our XtenderSolutions product suite:

Products	Description

DiskXtender	Our core product enables comprehensive data storage management for an enterprise’s business data, including databases, as well as enables storage consolidation, aggregation and virtualization; available for Windows, Unix and Linux platforms; Unix platforms supported include HP-UX, Sun Solaris, Compaq Tru-64, SGI-IRIX and Red Hat Linux.

ApplicationXtender	Provides access to electronic content through a universal interface by intelligently indexing, organizing and storing business information.

WebXtender	Provides access to information managed within ApplicationXtender over an intranet or the Internet using a standard Web browser.

EmailXtender	Provides intelligent email storage, indexing, archiving and retrieval for leading email platforms including Microsoft Exchange, Lotus Notes/Domino and Unix Sendmail.

SANXtender	Provides automated, centralized management of storage area network data, enabling users and applications to access this data directly.

COLDXtender	Manages the storage of computer-generated data for use in preparing forms and reports in standardized formats.

ERMXtender	Provides enterprise report management of data and makes electronic reports accessible over the Web.

VideoXtender	Provides automated storage management and high performance data access for video server applications while enabling automated delivery of large volumes of video data to multiple destinations simulatneously.

OnlineStor.com	Provides our XtenderSolutions product suite on an outsourced/hosted basis over the Web through application service providers and storage service providers.

Our product pricing is generally established on a per license basis. An example of a representative customer’s requirements would include the need to move, store, manage and access approximately 10 terabytes of data by 25 concurrent users accessing data from the customer’s network and 100 concurrent users accessing data over the Web. Under this scenario, a product configuration would include:

•	DiskXtender. The list price of DiskXtender for one StorageTek 9740-326 tape library (representing 10 terabytes of data) is approximately $37,000. In addition, the customer would need to purchase four additional DiskXtender Data Manager licenses to support servers required in its network for a total license price of approximately $43,000, with annual maintenance of $8,170.

•	ApplicationXtender. To support 25 concurrent users accessing the data from the network, the customer would need to purchase 25 ApplicationXtender licenses at a list price of approximately $38,000, with annual maintenance of $7,220.

•	WebXtender. To support 100 concurrent Web users, the customer would need to purchase 100 WebXtender licenses at a list price of approximately $62,000, with annual maintenance of $11,780.

The list price for this XtenderSolutions configuration would be approximately $143,000, with annual maintenance of approximately $27,170.

An example of a representative customer’s requirements for email management would include the need to move, store, manage and access messages and attachments for 1000 mailboxes, with a subset of 100 mailboxes requiring monitoring. Under this scenario, a product configuration would include:

•	DiskXtender. The list price of DiskXtender for one Hewlett-Packard surestor 1200mx optical library (representing 1 terabyte of data) is approximately $16,000. In addition, the customer would need to purchase one additional DiskXtender Data Manager license to support servers in its network for a total license price of approximately $17,500, with annual maintenance of $3,325.

•	EmailXtender. To support the full management of up to 900 mailboxes, the customer would need to purchase an EmailXtender license for a total list price of approximately $23,800, with annual maintenance of $4,520. To support the monitoring of up to 100 mailboxes, the customer would need to purchase an EmailXaminer module license for a total list price of approximately $26,500, with annual maintenance of $5,035.

The list price for this XtenderSolutions configuration would be approximately $67,800, with annual maintenance of $12,880.

Products

DiskXtender. The cornerstone of our product suite is DiskXtender. DiskXtender is a server-based, Windows NT, Windows 2000, UNIX and Linux solution that enables centralized, policy-based management of data throughout an enterprise’s network. DiskXtender Database Edition provides these same capabilities for very large databases such as Oracle 8i and IBM DB2. DiskXtender enhances a data storage system by automatically managing data across a diverse storage environment including primary disk storage, secondary devices and networked storage. DiskXtender increases server storage capacity by migrating infrequently accessed data to alternate storage media, while maintaining constant accessibility to that data, and integrating stored files with other enterprise applications. DiskXtender uses advanced features such as caching technologies, which temporarily store frequently accessed or recently accessed data and thereby speed up an application’s access to data; intelligent data movers, which automatically migrate data to storage devices based upon configurable rules; and storage virtualization, which provides a logical view of stored data to users and applications, and enables storage consolidation and centralize management. This approach provides end users and applications with direct access to stored data through native interfaces, without requiring modifications to applications or administrator intervention. In addition, DiskXtender can help an organization improve its data backup and recovery time, as only active data and metadata need to be backed up and restored.

DiskXtender is currently the only storage solution that manages all major types of storage devices, from optical and tape, to CD-ROM, DVD, RAID, near line devices and NAS. We provide a DiskXtender application programming interface allowing end-users and original equipment manufacturers to integrate DiskXtender with front-end software applications.

ApplicationXtender. ApplicationXtender provides access to virtually any type of data file by integrating data generation, management and access into a single comprehensive solution. By intelligently indexing, organizing and storing business information ApplicationXtender enables searching and access to virtually any type of electronic content through a universal interface. ApplicationXtender is tightly integrated with DiskXtender, so that electronic content can be easily and cost-effectively stored for the long term, while remaining accessible. As with DiskXtender, an application programming interface toolkit allows customers and original equipment manufacturers to integrate ApplicationXtender with existing applications.

WebXtender. WebXtender provides access to data managed within ApplicationXtender over an enterprise’s intranet or the Internet using standard Web browser interfaces. WebXtender offers data display and search functionality in any ApplicationXtender application, while providing remote access to stored data. Because WebXtender requires only a standard Web browser to be installed on the user’s workstation, WebXtender minimizes overhead and costs of client software distribution and configuration.

EmailXtender. EmailXtender is full-featured product tightly integrated with leading email platforms that provides comprehensive support for both email storage and email content management, including archiving, server management, life-cycle management, end-user search and retrieval, and supervisory monitoring. This technology provides for dynamic, real-time capture of email messages and attachments into a central repository without administrator intervention, eliminating the need for administrative restrictions on message or attachment size, and allowing enterprises to conform their email management to their record management policies and applicable regulatory and legal requirements. EmailXtender also permits timely recovery from virus attacks; preserves non-infected messages, preventing loss of critical information; and allows for system recovery in one central location. A module of EmailXtender named EmailXaminer enables organizations to sample and monitor emails for review processes, and provides a simple mechanism for classifying and storing email for audit records.

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

VideoXtender. VideoXtender works in conjunction with our DiskXtender product to provide automated storage management and high performance data access for video server applications. Designed specifically for the performance and accessibility requirements of real-time video serving, non-real time media asset management and digital content creation applications, VideoXtender enables automated delivery of large volumes of video data to multiple destinations simultaneously.

OnlineStor.com. We offer our products as an outsourced hosted data storage and management service under the name OnlineStor.com. These services are offered through application service providers and other partners.

Professional services and support

We maintain a professional services division responsible for providing customers with maintenance and technical support, consulting and training services related to our XtenderSolutions products, which consist of:

•	analysis of a customer’s requirements for data storage software and data management software;

•	software design and implementation;

•	business process analysis and implementation;

•	product installation and upgrading;

•	custom documentation; and

•	training.

When a customer licenses our products, we make available a support package that includes installation, configuration and testing, access to an on-call technical help desk, a technical support website and software updates. We also host regularly scheduled training seminars in the Washington D.C. metropolitan area, on the West Coast and, upon request, at a customer’s site. In addition to our own capabilities, our value-added resellers and system integrators perform similar professional services for our customers.

Product Development

To remain competitive, we must continue to enhance existing products and develop new products and technologies. Since our formation, we have made significant investments in developing and enhancing our core DiskXtender product and other related products. Our current initiatives include:

•	continuing our efforts to enable our XtenderSolutions suite of products to operate on additional UNIX operating systems such as AIX, and with other storage software such as SRM (storage resource management) and hardware such as new nearline storage offerings;

•	continuing strength in Windows market with support for Windows XP and other new Microsoft offerings;

•	extending our EmailXtender technology for use with electronic collaboration applications, such as corporate instant messaging platforms; and

•	integrating with leading enterprise applications such as those offered by SAP and Siebel for front-end client side partnerships. We also announced a partnership with webMethods to develop an intelligent adaptor for their EAI (enterprise application integration) platform.

Our research and development expenses were $18.0 million for 2001, $12.1 million for 2000 and $6.9 million for 1999. As of December 31, 2001 we had 135 employees dedicated to research and development. We intend to continue to make significant investments in research and development activities.

Technology

DiskXtender is the foundation of the XtenderSolutions product suite. DiskXtender employs a variety of advanced technology features, including a storage policy engine, virtualization capabilities, storage consolidation and caching techniques. These features enable DiskXtender to provide automated storage management support for diverse storage systems and devices, in virtually any storage environment. DiskXtender uses software agents that prevent the file server hard disk from running out of free space by checking space utilization against a watermark, or threshold setting, that can be established by the customer. Migration, space management and retention policies are defined by the user and can be customized for any application requirements, based, for example, on age, size or file name. Based on these rules, DiskXtender can migrate eligible files among storage devices, including secondary storage. In addition, based on defined watermarks, DiskXtender truncates the original file data to make space for additional data. File truncation removes the original file data from the file server hard disk, leaving behind a stub file, or place marker, freeing the space for other use.

When the contents of a file server hard disk are viewed by an application, such as Windows Explorer, DiskXtender displays the contents of the file server hard disk in a way that makes the application see the original file size instead of the stub file.

     When an application attempts to open the original file, DiskXtender:

•	captures the request to open the file;

•	refers to the stub file associated with the file;

•	determines the storage device to which the file was migrated; and

•	retrieves the file from the extended storage system by copying it back to the original file server hard disk for use by the application that requested it.

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

Customers

We have licensed our products to over 16,000 corporations, government agencies and other organizations across a broad spectrum of industries. The following table lists some of our customers, each of which has purchased more than $25,000 in software or services since January 2000.

Automobile Association of America	Caterpillar, Inc.
Celera Genomics	Clarian Health Partners
Czech Telecom	Federal Aviation Administration
Federal Communications Commission	Harrington Benefits
First Nationwide Mortgage Corporation	Hawaiian Airlines
Industrial & Commerical Bank of China	Ingram Entertainment
Lockheed Martin	Mayo Clinic
Medical Center of Central Georgia	Merrill Lynch
NASA	NASD
NextStar Financial	Pitney Bowes
Raytheon	Sodexho Marriott
State of Washington	State of North Carolina
U.S. Department of Defense	U.S. Department of Labor
Unity Mutual Life Insurance	U.S. Navy
The Washington Post	Veterans Administration Hospitals

How two of our customers have used our data storage management and data access solutions

Revamping a paper-based system at American Airlines Federal Credit Union. With 36 branch locations and 180,000 employee members, the American Airlines Employees Federal Credit Union (AAEFCU), based in Fort Worth, Texas, uses our content management system in conjunction with Hewlett Packard jukeboxes to ensure the financial safety of its membership. The 350-employee AAEFCU is a separate entity of American Airlines, Inc. and is a benefit the airline offers its active and former employees, creating a widespread international customer base.

AAEFCU did away with a paper-based system that was causing miscommunication, lowering membership service, and had the potential for fraud. In addition, the organization had to deal with 3,000 — 4,000 COLD (computer output to laser disk) reports and 200 multi-page loan documents generated daily, all of which were stored on microfiche.

After an extensive review process, AAEFCU chose our offerings as the best solution to meet their needs. Compatibility with existing systems was important as their data processing software, the software that runs credit union operations from tracking balances to payroll, needed to work with the electronic document system. In addition, since AAEFCU did not have a staff of programmers, they needed a solution with low maintenance architecture. AAEFCU appreciated that the OTG Software system could be easily installed, did not require extensive training of the staff and was easy to use. AAEFCU uses DiskXtender to drive the Hewlett Packard jukebox that stores all the information, ApplicationXtender for client-side software and COLDXtender to automatically download and archive reports.

Loan documents are now scanned into AAEFCU’s system as a single file and these scanned images are stored on the jukebox. COLD reports are similarly saved, indexed and filed on the system. The OTG Software system is now installed on employee desktops at all 36 branches. According to AAEFCU, the return on investment was achieved in 15 months. The new system has increased employee productivity, allowed for backup and disaster recovery, provided fast access to reports, and has improved customer service.

Managing email at Davenport & Company LLC: Founded in 1863, Davenport & Company LLC, a New York Stock Exchange member firm, is an employee-owned, full-service firm. Davenport serves the investment needs of individuals and businesses by offering investment advice, research, asset management, investment banking, and advisory services. With more than 400 employees, the firm oversees nearly $10 billion in client assets.

Email was becoming a distinct problem for Davenport, and they needed to find a cost-effective solution to protect this essential business data and correspondence. As a New York Stock Exchange member firm, Davenport must adhere to strict SEC regulations regarding email communications between its customers and brokers. These regulations include specific requirements related to the storage and archival of email or electronic records for a certain period of time, as well as the requirement to make the archives easily accessible to compliance personnel. The biggest challenge of complying with SEC regulations lies in identifying and collecting all email regarding “business as such,” and retaining it in a system that meets the specific archival and record-keeping requirements of the regulation.

After weighing its options, Davenport selected OTG Software’s EmailXtender in March 2001. Installation of EmailXtender took less than two hours. Since EmailXtender’s search utility integrated into the Microsoft Outlook client, Davenport’s compliance officers were trained in less than a half-hour. In the first six months after installing EmailXtender, Davenport sent, received and archived more than 500,000 email messages — an archive of about 33 gigabytes. At the same time, search and review of messages for compliance purposes has been expedited from days to minutes, with compliance officers, rather than IT administrators, doing the bulk of the searches.

In December of 2001 Davenport added EmailXaminer module licenses, which provide email monitoring and surveillance functions to assist firms in complying with NASD requirements.

Sales and Marketing

We sell our products primarily through relationships with original equipment manufacturers, value-added resellers and distributors. Our distribution through these channels accounted for 81% of our total revenues in 2001, 89% of our total revenues in 2000, and 84% of our total revenues in 1999, with no single original equipment manufacturer, value-added reseller or distributor accounting for more than 10% of our total revenues in these periods. Revenues from our OEM channel increased to $8.7 million in 2001 from $8.2 million in 2000. We are also expanding our direct sales force to provide better coverage for larger clients. As of December 31, 2001 we had 145 employees dedicated to sales and marketing.

Indirect Sales Channels

Original Equipment Manufacturer Relationships. We currently have 17 original equipment manufacturer relationships. These original equipment manufacturers buy our products to incorporate into their own product offerings or resell our products under their own label. We have original equipment manufacturer relationships with Maxtor Corporation, Quantum Snap Appliances, Inc., Agilent Technologies, recently acquired by Philips Medical Systems, Cerner, SCT Global Education Solutions, Legato Systems, StorageTek, GE Medical System Information Technologies, and International Business Machines Corporation (IBM), among others.

Value-added Reseller and Distributor Relationships. We currently have over 575 value-added reseller and distributor agreements and relationships, including Affiliated Computer Systems, Cranel, Datalink, Electronic Data Systems, IKON, JVC, National Computer Systems, Optical Laser, Bell Microproducts, DICOM, USERS (a division of Fiserv), Symitar, CDW Computer Warehouse, and Tech Data. These resellers service North America, Europe, East Asia and Latin America. Pursuant to these alliances, our value-added resellers and distributors typically market the entire XtenderSolutions product suite, receiving a discount on products sold.

We expect that a significant portion of our revenues will continue to come from our OEM, distributor and reseller partners. We have little or no control over the shipping dates or volumes shipped by these partners, and they have no obligation to ship systems incorporating our software. In addition, credit terms with certain of our indirect sales channel partners include payment terms extending up to 180 days, and collection of the related receivables may be affected by changes in general economic conditions to varying degrees during their term. See “Risk Factors”.

Direct Sales Force

We maintain a direct sales staff with responsibilities for pursuing and managing larger customers and certain market opportunities, as well as providing support to our distributors, value-added resellers and original equipment manufacturers. We have been hiring additional salespersons and expect to continue to do so.

Marketing

Our marketing department consists of marketing professionals dedicated to marketing communications, developing sales tools and sales support programs, public relations, product launch support, events and channel partner programs. Our marketing efforts focus on building brand recognition and developing leads for our sales force.

     To achieve these objectives, we maintain a strategic marketing program that includes:

•	sales tools and training for XtenderSolutions;

•	a comprehensive Web marketing program and website;

•	lead generation by marketing to targeted IT audiences via the web and other media;

•	programs to enhance communication with our original equipment manufacturers, value-added resellers and distributors, including our annual conference;

•	trade-shows and seminars to increase the visibility of our solutions and generate leads for our sales force;

•	press and industry analyst outreach; and

•	corporate and product collateral development.

Competition

We face a variety of competitors that offer products with some of our products’ features. Some potential customers may elect to develop internal capabilities similar to those provided by our products rather than buying solutions from us or another outside vendor, and smaller companies exist which offer competing products to some or all of our products. Although our products generally enhance traditional data back-up capabilities offered by companies such as VERITAS Software, Legato Systems, Computer Associates International and IBM, our products may compete against such traditional back-up solutions when a potential customer seeks to address its storage needs with only a data back-up solution. Furthermore, VERITAS Software offers a Windows NT-based product and a Unix-based product that compete with DiskXtender and a Microsoft Exchange-based archival product for email attachments that competes with EmailXtender. Sun offers a product for Unix based data management that runs only on Solaris that competes with DiskXtender Unix/Linux. Finally, FileNET offers a suite of products that compete with our ApplicationXtender, WebXtender and ERMXtender product set.

In addition, Microsoft or others could develop competing products. Windows 2000 includes basic data storage management capabilities. Microsoft could compete with us by enhancing and expanding these capabilities to offer an integrated storage management capability within their basic operating system. This would reduce or eliminate the need to purchase our products, which would cause our revenues and our business to suffer.

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

Intellectual Property

Our products are substantially based upon our internally developed intellectual property and other proprietary rights, and third party software that we have acquired or are licensing. We rely on a combination of copyright, trademark and trade secret laws, confidentiality agreements and contractual provisions to protect our intellectual property. However, we believe that these laws and agreements afford us only limited protection. Despite our efforts to protect our intellectual property, unauthorized parties may infringe upon our proprietary rights. In addition, the laws of some foreign countries do not provide as much protection of our proprietary rights as do the laws of the United States.

Acquisitions

Acquisition of xVault

We acquired xVault in April 2000, in a transaction accounted for as a purchase. xVault was a provider of email management and archiving solutions. We have since renamed xVault “OTG E-Mail Corp.” Our financial statements and related information include the activities of xVault since the acquisition date of April 25, 2000. OTG incorporated xVault’s technology into its EmailXtender product. See Note 4(a) to Consolidated Financial Statements for additional information regarding the acquisition of xVault.

Acquisition of Smart Storage

In March 2001 we acquired Smart Storage in a transaction accounted for as a pooling of interests. Products acquired from Smart Storage include standards-based DVD and CD storage management software. These product offerings enable companies to increase the availability of information for their employees and customers by utilizing diverse networking architectures; networked servers such as Windows NT, UNIX and NetWare; and storage devices including CD-ROM, CD-R, DVD-ROM, DVD-R and DVD-RAM media.

The Smart Storage acquisition provided us with a quality research and development staff and with new market opportunities in one of the fastest growing sectors of the storage market-rich media and streaming video. In addition, Smart Storage has a well-developed international infrastructure and sales channel. See Note 4(b) to Consolidated Financial Statements for additional information regarding the acquisition of Smart Storage.

Acquisition of UniTree

In July 2001 we acquired Unitree in a transaction accounted for as a purchase. OTG has incorporated the technology acquired from UniTree into its products to provide advanced technology for UNIX and Linux-based data storage and database storage management products that cost-effectively manage growing volumes of data. Please see Note 4(c) to Consolidated Financial Statements for additional information regarding the acquisition of Unitree.

Foreign Operations

Our sales to customers in foreign countries primarily include those located in Europe and Asia. No foreign country accounts for more than 10% of our revenue. Long-lived assets held in any foreign country are not material to the consolidated financial statements. See Note 16 to Consolidated Financial Statements for additional information regarding our foreign operations.

Employees

As of December 31, 2001 we had a total of 406 employees. Of these employees, 145 were involved in sales and marketing; 135 were involved in research and development; 71 were involved in customer support and professional services; and 55 were involved in administrative and corporate functions.

Executive Officers

As of February 28, 2002, our executive officers were:

Name	Age	Position

Richard A. Kay	46	Chairman of the Board, President and Chief Executive Officer
F. William Caple	43	Executive Vice President, Secretary and Director
Ronald W. Kaiser	48	Chief Financial Officer and Treasurer

Richard A. Kay, our founder, has served as Chairman of our Board of Directors, President and Chief Executive Officer since our inception in 1992. Prior to founding OTG Software, Mr. Kay co-founded National Operator Services, Inc., a reseller of telephone operator services, and NOS Communications, a reseller of AT&T long distance services.

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

Item 2. Properties

Our operations are headquartered in one 93,735 square foot facility in Rockville, Maryland that is leased under an agreement expiring on May 31, 2011. We also maintain field offices in California, Colorado, Illinois, New Hampshire and Massachusetts, and internationally in England, Germany, Japan, China and India.

Item 3. Legal Proceedings

On or about July 26, 2001 a class action lawsuit was filed in the Southern District of New York naming OTG Software, officers of the Company who signed the registration statement in connection with our initial public offering and the managing underwriters of the initial public offering as defendants. The complaint alleges that the Company’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions, related in part to additional, excessive and undisclosed commissions allegedly received by our underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, two other complaints making similar or identical allegations and seeking similar relief have been filed in that court on September 5, 2001 and September 18, 2001.

These cases are at an early stage, and the Company has not formally responded to the allegations. However, we intend to defend the Company and its officers vigorously. Our management believes that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our consolidated financial statements.

The Company is currently involved in a dispute with a former employee regarding the terms of that individual’s separation from the Company. Though the former employee has expressed intent to file a lawsuit, to date no complaint has been filed and the Company cannot, at this time, determine the outcome of this dispute. Accordingly, we cannot reasonably estimate the financial impact, if any, that this dispute will have upon future reporting periods. The Company intends to vigorously defend any legal action arising out of this dispute.

In addition, we are occasionally involved in legal proceedings from time to time arising through the normal course of business. We are not currently a party to any other legal proceedings in which an unfavorable outcome would have a material effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock, $0.01 par value per share (“Common Stock”), began trading on the Nasdaq National Market on March 10, 2000, under the symbol “OTGS.” The following table sets forth for the indicated periods in 2000 and 2001 the high and low sales price of our Common Stock as reported by the Nasdaq National Market.

	High	Low
2000
First quarter (subsequent to March 10, 2000)	$61.4375	$29.00
Second quarter	$42.5625	$13.00
Third quarter	$44.00	$19.375
Fourth quarter	$47.00	$6.00

2001
First quarter	$23.75	$4.5625
Second quarter	$7.82	$5.00
Third quarter	$7.29	$4.34
Fourth quarter	$10.30	$4.49

Holders of Record

As of January 31, 2002, there were 33,313,990 shares of our Common Stock issued and 33,219,790 outstanding held by 203 stockholders of record. The number of holders of record of Common Stock is not representative of the number of beneficial holders because depositories, brokers or other nominees hold many shares.

Dividends

We made distributions to our stockholders of approximately $34,000 and $5.5 million during the years ended December 31, 1999 and 1998, respectively. Following the closing of our initial public offering in March 2000, we distributed $1.2 million to cover S corporation tax liabilities of our then-existing stockholders. We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation and growth of our business. Our commercial credit facility currently prohibits the payment of dividends.

Recent Sales of Unregistered Securities

OTG acquired xVault, Inc. (xVault) on April 25, 2000. We paid $1.75 million in cash and issued 159,996 shares of our Common Stock to the former stockholders of xVault as merger consideration. xVault was a provider of email software. See Note 4 to Notes to Consolidated Financial Statements for additional information related to our purchase of xVault. No more than 35 former xVault stockholders were issued shares of our Common Stock and each was either an accredited investor as defined in Rule 501 of the Securities Act of 1933 or received information required to be provided by Rule 506. These securities were issued in reliance on the exemption from registration set forth under Rule 506 of the Securities Act of 1933. No underwriters were involved in the foregoing sales of securities.

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

On March 29, 2001 we acquired Smart Storage, Inc. in a transaction accounted for as a pooling of interests. Smart Storage is a provider of standards-based DVD and CD storage management software. Pursuant to the merger agreement, we issued 3,081,108 shares of our Common Stock to the former Smart Storage shareholders as merger consideration. Of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed as part of the merger agreement. See Note 4 to Notes to Consolidated Financial Statements for additional information related to our purchase of Smart Storage.

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

On July 25, 2001 we acquired UniTree Software, Inc. in a transaction accounted for as a purchase. UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. Pursuant to the merger agreement, we issued 1,466,667 shares of our Common Stock to the former UniTree shareholders, paid $6.0 million in cash and issued $4.8 million in promissory notes bearing interest at 7% per annum, payable over eighteen months, subject to the continued employment with OTG of certain former UniTree employees, as merger consideration. Of the shares issued, 266,667 are being held in escrow for a period time not to exceed three years to secure certain indemnification obligations of certain former UniTree shareholders. See Note 4 to Notes to Consolidated Financial Statements for additional information related to our purchase of UniTree.

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The historical results presented below are not necessarily indicative of results that may be expected for any future period.

Consolidated Statements of Operations (in thousands, except per share amounts)

	Years ended December 31,

	2001		2000		1999		1998		1997

Total revenues		$64,924		$52,358		$32,896		$22,499		$16,938
Total cost of revenues		13,166		8,248		4,956		2,623		2,155

Gross profit		51,758		44,110		27,940		19,876		14,783
Total operating expenses		64,338		44,079		26,493		20,343		13,980

Income (loss) from operations		$(12,580)		$31		$1,447		$(467)		$803

Income (loss) before income taxes		$(9,104)		$3,002		$(588)		$(1,729)		$635

Provision (credit) for income taxes		(1,554)		(166)		105		393		3

Net income (loss)		$(7,550)		$3,168		$(693)		$(2,122)		$632

Basic earnings per share		$(0.24)
Diluted earnings per share		$(0.24)
Cash dividends	$	*	$	*	$	*	$	*	$	*

*	We made distributions to our stockholders of approximately $34,000, $5.5 million, and $600,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Following the closing of our initial public offering in March 2000, we distributed $1.2 million to cover S Corporation tax liabilities of our then-existing stockholders. We did not make any distributions to any shareholders in 2001.

Note 1:	As discussed in Note 4 in Notes to Consolidated Financial Statements, which are contained in Part II, Item 8 of this report, our results for 2001 and 2000 include certain amounts related to purchase accounting adjustments, including charges associated with the write-off acquired in-process research and development, amortization of acquired intangibles, other acquisition-related charges, and their related tax effects totaling $6.3 million and $1.2 million in 2001 and 2000, respectively.

Note 2:	As discussed in Note 9 in Notes to Consolidated Financial Statements, OTG was treated as an S Corporation for income tax purposes prior to our initial public offering in March 2000. Smart Storage was subject to tax as a regular corporation for all periods presented.

Consolidated Balance Sheet Information (in thousands)

	As of December 31,

	2001	2000	1999	1998	1997

Cash and cash equivalents	$89,294	$102,197	$4,296	$959	$1,907
Working capital (deficit)	$96,061	$107,061	$(18,648)	$(5,528)	$(2,137)
Total assets	$150,560	$138,322	$16,427	$9,033	$7,485

Debt:
Current portion of long-term debt and capital lease obligations	$94	$61	$13,803	$1,437	$250
Current portion of notes payable	225	225	5,070	2,345	2,367
Current portion of notes payable to shareholders	2,400	67	1,969	1,969	1,024
Long-term debt and capital lease obligations, net of current portion	327	23	3,529	16,341	200
Notes payable, net of current portion	120	225	—	10	25
Notes payable to shareholders, net of current portion	831	18	84	145	145

Total debt	$3,997	$619	$24,455	$22,247	$4,011
Total stockholders’ equity (deficit)	$121,879	$116,876	$(20,112)	$(20,051)	$(991)

Note: See Notes 1 and 2 above under “Consolidated Statements of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with other information contained within this report, most notably, the Consolidated Financial Statements contained in Part II, Item 8 of this report.

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

Important factors known to us that could cause such material differences are discussed under the caption “Risk Factors” below, including the announced agreement to merge OTG with and into a subsidiary of Legato. These factors may materially impact the future events, developments, or results described by the forward-looking statements in this report. In light of the risks, uncertainties and assumptions noted above, the future events, developments, or results described by the forward-looking statements in this report could turn out to be materially different from those discussed or implied. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

OTG is a provider of online data storage and data access software solutions for business applications, email management and related services. Our software enables enterprises to move, store, manage and access data and email quickly and efficiently over a variety of network architectures, including the Web and storage area networks. Our software supports many different types of storage devices, is easy to install and use, and can manage storage systems ranging in size from a single storage device to an enterprise-wide data storage network.

OTG was founded in March 1992. As discussed below, in April 2000 we acquired xVault; in March 2001 we acquired Smart Storage; and in July 2001 we acquired UniTree.

On February 20, 2002 OTG entered into an Agreement and Plan of Merger with Legato Systems, Inc., whereby OTG will merge with and into a wholly-owned subsidiary of Legato, and become a wholly-owned subsidiary of Legato (the “Merger”). In the Merger, OTG public stockholders will receive merger consideration of 0.6876 shares of Legato common stock, plus $2.50 in cash for each share of OTG Common Stock. The closing of the Merger is subject to customary conditions, including shareholder approval by both companies and regulatory approval of the transaction. The closing is expected to occur in the second quarter of 2002.

We have recorded net losses in prior periods, including a net loss for the years ended December 31, 2001 and 1999, but we were profitable for the year ended December 31, 2000. For the year ended December 31, 2001 we recognized a net loss of approximately $1.3 million before giving effect to approximately $6.3 million in expenses attributable to merger and acquisition costs associated with our acquisition of Smart Storage, the amortization of costs associated with our acquisitions of xVault and UniTree, the write off of in-process research and development associated with our acquisition of UniTree, and the related tax effect of these costs. As of December 31, 2001 we had an accumulated deficit of $28.2 million.

As part of maintaining our current growth plans, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant increases in revenues to achieve and maintain consistent profitability. We also expect to incur additional transition costs associated with the integration of UniTree. The transition periods for the acquisition of Smart Storage and UniTree may include additional costs for each transaction, including the possible write-down of redundant assets or assets determined to be of limited strategic value to the combined company. Although our revenues have grown substantially in recent years, we may not be able to sustain the year over year growth rates we have historically achieved. In addition, we may not be able to generate sufficient revenues in future periods to be profitable for those periods. We moved our headquarters to a new facility in June 2001 and incurred substantial costs associated specifically with the move, including a lease termination fee related to our previous headquarters facility. The new headquarters facility represents a significant increase in our monthly lease obligations.

Initial Public Offering, Follow-On Public Offering and Related Transactions

On March 10, 2000, OTG issued 5,000,000 shares of our Common Stock, $0.01 par value per share, in an initial public offering, generating net proceeds to us of $87.0 million after considering the direct costs of the offering (the “IPO”). A portion of the net proceeds of the IPO was used to repay all outstanding balances under our commercial credit facility ($5.0 million), our senior subordinated notes ($4.5 million) and certain obligations to our stockholders and other related parties ($8.7 million).

In conjunction with the IPO, all of our outstanding convertible subordinated notes were converted into 4,161,506 shares of Common Stock. Prior to conversion, the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; we were not obligated to pay any accrued but unpaid interest on the converted notes at the time of conversion.

On November 17, 2000 we issued 1,650,000 shares of Common Stock in a follow-on public offering, generating net proceeds to us of $32.8 million after considering the direct costs of the offering, including approximately $0.4 million of direct costs that were accrued as of December 31, 2000, and paid in 2001.

We intend to use the remaining net proceeds of the IPO and the follow-on public offering for working capital and general corporate purposes as well as in support of advancing strategic objectives, including the possible acquisition of other businesses, products or technologies that are complementary to our business. See Part II, Item 5 of this report for additional information.

Acquisition of xVault

We acquired xVault in April 2000 for merger consideration of 159,996 shares of our Common Stock and $1.75 million in cash in a transaction accounted for as a purchase. xVault was a provider of email management and archiving solutions. We have since renamed xVault “OTG E-Mail Corp.” Our financial statements and related information include the activities of xVault since the acquisition date of April 25, 2000. OTG incorporated xVault’s technology into its EmailXtender product.

Acquisition of Smart Storage

In March 2001 we acquired Smart Storage in a transaction accounted for as a pooling of interests. Pursuant to the merger agreement, we issued 3,081,108 shares of Common Stock to the former Smart Storage shareholders as merger consideration. Of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we have reserved 468,219 shares of Common Stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock, which we assumed pursuant to the terms of the merger agreement. Our financial results and related information have been restated to include the activities of Smart Storage for all periods presented as if Smart Storage had always been a subsidiary of the Company.

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

The Smart Storage acquisition provided us with a quality research and development staff and with new market opportunities in one of the fastest growing sectors of the storage market-rich media and streaming video. In addition, Smart Storage has a well-developed international infrastructure and sales channel.

Acquisition of UniTree

In July 2001 we entered into an Agreement and Plan of Merger with UniTree Software, Inc., a California corporation, and the principal stockholders of UniTree named therein. Pursuant to the terms of the merger agreement, on July 25, 2001 Unitree merged with and into OTG Software. We paid the former Unitree shareholders approximately $17.8 million, comprised of $6.0 million in cash, 1,466,667 shares of Common Stock and notes payable as merger consideration. The Company issued $4.8 million in promissory notes, payable over eighteen months, which are contingent upon the continued employment with OTG of certain key former UniTree employees. Of the $4.8 million, $2.6 million has been allocated as a portion of the purchase price. The remaining $2.2 million of the promissory note represents a compensatory arrangement and is being recorded ratably over an eighteen month period.

OTG has incorporated the technology acquired from UniTree into its products to provide advanced technology for UNIX and Linux-based data storage and database storage management products that cost-effectively manage growing volumes of data.

Critical Accounting Policies

       Revenue Recognition

We generate revenues principally from licensing our software products and providing related professional services including maintenance and technical support, consulting and training. The Company recognizes software license revenues and service revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, and related interpretations and amendments. SOP 97-2 requires that revenue recognized from the sales arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the constituent elements, such as maintenance and technical support, training, and consulting services. The Company follows the “residual method” of accounting under SOP 97-2. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the delivered elements included in the Company’s multi-element sales arrangements is based on “vendor specific objective evidence” (VSOE). The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for consulting services based on standard hourly rates.

We derive software license revenues from licenses of our software programs to customers primarily through indirect sales channels, including original equipment manufacturers, distributors, and value-added resellers. We also sell through our direct sales force. Original equipment manufacturers (OEMs) either bundle our products with the products they offer or resell our products under their own label. Distributors and resellers resell our products either as stand-alone products or in connection with their own software solutions. We recognize software license revenues when an original equipment manufacturer licenses a copy of its products incorporating one or more of our products and then reports that licensing through purchase orders or license fee reports. Our license agreements with original equipment manufacturers generally contain no minimum sales requirements, and we cannot assure you that any original equipment manufacturer will either commence or continue shipping our products in the future. Moreover, following the execution of new OEM license agreements, a significant period of time may elapse before any revenues are generated due to the development work which we often undertake under these OEM agreements and the time needed for the sales and marketing groups within these original equipment manufacturers or other customers and resellers to become familiar with our products.

We offer extended payment terms to certain customers, primarily select OEMs, distributors and resellers. Extended payment terms are offered to these customers as part of market penetration programs that are designed to increase the presence of our products in the marketplace and attract targeted customers and industries, gain forecast visibility or solidify long-term relationships with these selected OEMs, distributors, and resellers. In connection with its credit term arrangements, the Company performs credit assessments for the credit terms being considered on a customer-specific basis as transactions occur. For arrangements with payment terms within six months, we recognize the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred and collection of the fee is considered probable. For arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met. As of December 31, 2001 net amounts due from such arrangements totaled $9.3 million, an increase of approximately 2.2% from $9.1 million due from such arrangements as of December 31, 2000.

Our services revenues consist of fees derived from annual maintenance agreements, consulting and training and other professional services. Revenues from maintenance and technical support, which typically consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period. When all obligations under maintenance and technical support arrangements are specifically identifiable, revenues are recognized as the services are completed. In September 2000 we began to require that at least one year of customer maintenance support be purchased with new license purchases on substantially all of the Company’s products. Customers have the option of renewing maintenance agreements annually. We provide consulting and other professional services, for which we charge a fee based upon the amount of time worked and the cost of the materials used in providing the services. We provide classroom and on-site training to our customers on a daily fee basis. We recognize revenue for such services on a “percentage-of-completion” or “milestones achieved” basis. Professional services and training services typically have lower gross margins than sales of software licenses and customer support.

Deferred Income Taxes

As of December 31, 2001 and 2000, the Company had net deferred tax assets of $4.6 million and $3.4 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset as of December 31, 2001, the Company will need to generate future taxable income of approximately $11.8 million. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these deductible differences, excluding net operating losses and certain tax credits related to foreign operations. Management has recorded a valuation allowance of $299,000 and $166,000 as of December 31, 2001 and December 31, 2000, respectively, against the net operating losses and tax credits from foreign operations. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Recent Accounting Policies

In June 2001 the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. Accordingly, the goodwill related to the Unitree acquisition in July 2001 has not been amortized, and the goodwill related to the xVault in April 2000 has been amortized through December 31, 2001.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.

The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $12.7 million and unamortized identifiable intangible assets of $5.3 million, all of which will be subject to the transition provisions of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Foreign Operations

We currently have sales and services offices in the United States and Canada and provide sales and services support in Europe and Asia through employees located in England, Germany, France, the Netherlands, Japan and China. We also have a subsidiary in India that is primarily devoted to research and development activities. We plan to continue to expand our international operations by establishing additional foreign offices, hiring additional personnel and recruiting additional international resellers. Our international sales are primarily generated through indirect sales channels. Revenues derived from foreign countries, most of which are denominated in U.S. dollars, accounted for approximately 13% and 16% of our total revenues for the year ended December 31, 2001 and 2000, respectively.

Products Released in 2001

In March 2001 we announced that we had internationalized our DiskXtender and EmailXtender products. By internationalizing our products, we empower enterprises worldwide with the ability to localize or port our proven and reliable online data storage, access and email management solutions into other languages. This is part of our ongoing strategy to be a leading worldwide player in the email and storage management industry. DiskXtender is currently available in English and Japanese. EmailXtender is currently available in English, German and Italian and will soon be available in French and Spanish.

In April 2001 we announced the availability of “VideoXtender,” a new automated digital content management solution designed to meet the rapidly growing storage and data accessibility requirements of the professional video and broadcasting industries. VideoXtender provides broadcasters, media asset management organizations and digital media application developers with direct and fast access to many rich media assets and streaming video on managed storage devices, and a scalable, open systems architecture that utilizes cost-effective and secure DVD-RAM, Magnetic Optical (MO) and tape storage media. VideoXtender supports both digital broadcasting and media asset management. In video broadcasting or real-time applications, VideoXtender integrates with playback video servers and broadcast automation systems to provide online access to secondary storage. For media asset management or non-real-time applications, VideoXtender integrates with media asset management and video production solutions to provide direct access to an organization’s archive resource of digital content that would normally be kept off-line.

In October 2001 we announced the availability of DiskXtender Database Edition (DXDB), a new, patent-pending storage management and access software for databases. DXDB addresses the issue of the increasing growth of many enterprises’ large databases, such as Oracle 8i, by delivering a highly scalable, online storage solution that is designed to allow administrators to virtually expand their database storage capacity with true, query-level database transparency. DXDB can aid database administrators in increasing database performance and reliability by moving infrequently accessed data within database tablespaces to high capacity, cost-effective storage devices, while maintaining one virtualized view of the database. Since DXDB does not require modifications to database structures or schema, users can access all of the data, no matter its age or the frequency of its use, without any changes to SQL queries or applications. Migration of infrequently accessed data reduces backup and recovery time, and can improve query performance for active data. An optional DXDB module provides additional disaster recovery capabilities, such as writing additional copies of the data to virtualized storage in remote data centers. Finally, snapshot capability allows the administrator to make a point-in-time copy of the DXDB filesystem, directory, or individual files and move it to another, possibly remote, database instance for secure storage and accessibility of data.

Results of Operations

The following section pertains to activity included in our Consolidated Statements of Operations (see Part II, Item 8 of this report), comparing results of operations for certain periods. As mentioned previously, the Company’s historical results, together with related information, have been restated to include the activity of Smart Storage for all periods presented.

The table below presents the line items included in our Consolidated Statements of Operations as a percentage of total revenues. This table excludes amortization expenses associated with certain intangible assets and other expenses associated with our acquisition of UniTree in July 2001, merger costs related to our acquisition of Smart Storage in March 2001, amortization expenses associated with certain intangible assets resulting from our acquisition of xVault in April 2000, and amortization expenses associated with Smart Storage’s acquisition of certain intangible assets in the first quarter of 2000. In addition, this table excludes the write-off of in-process research and development of $620,000 associated with our acquisition of xVault in April 2000, and the write-off in the fourth quarter of 2001 of in-process research and development of $3.7 million associated with our acquisition of UniTree in July 2001. These acquisition-related items are discussed in detail in Note 4 to Notes to Consolidated Financial Statements.

	Years ended December 31,

	2001	2000	1999

Revenues
Software licenses	70%	76%	75%
Services	30	24	25

Total revenues	100	100	100

Cost of revenues
Software licenses	8	6	5
Services	11	10	10

Total cost of revenues	19	15	15

Gross profit	81	85	85

Operating expenses
Sales and marketing	46	44	44
Research and development	27	23	21
General and administrative	16	14	16
Merger-related costs	—	—	—
Amortization of acquired intangible assets	—	—	—
Write-off of acquired in-process research and development	—	—	—

Total operating expenses	89	82	81

Income (loss) from operations	(8)	3	4

Other income (expense)
Interest income	6	7	—
Interest expense	—	(1)	(6)
Foreign exchange gain (loss)	—	—	—
Other income (expense)	—	—	—

Total other income (expense)	6	6	(6)

Income (loss) before income taxes	(2)	8	(2)
Provision (credit) for income taxes	—	—	—

Net income (loss)	(2)%	8%	(2)%

Each amount in the above table represents the dollar amount for that item as a percentage of total revenue for the respective period. Subtotals are also presented as a percentage of revenue and therefore may not, in some cases, be arithmetically derived from the relevant components within the above table.

2001 Compared With 2000

Revenues

Total revenues increased 24% to $64.9 million for 2001 from $52.4 million for 2000. Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of the Company’s software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services. We believe that the percentage increase in total revenues achieved in this period may not necessarily be indicative of future results due to the difficulty of maintaining high percentage increases as our base of revenue increases.

Software license revenues—Software license revenues increased 13% to $45.2 million for 2001 from $39.9 million for 2000. The increase in total software license revenues was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels. For 2001 we recognized revenues of $20.0 million, or 44% of our total license revenues during that period and 31% of our total revenues during that period, under arrangements with payment terms extending up to six months. For 2000, the comparable amounts were $15.6 million, 39%, and 30%, respectively. As mentioned above, extended payment term contracts are primarily with select OEMs, distributors, and resellers.

Services revenues—Services revenues increased 58% to $19.7 million for 2001 from $12.5 million for 2000. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales, increased renewals of maintenance contracts by our expanding installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services. Maintenance revenues comprised 77% of total services revenues in 2001 and 71% of total services revenue in 2000. In September 2000, we began to require that at least one year of customer maintenance support be purchased with new license purchases.

Cost of revenues

Cost of software license revenues consists primarily of royalties, amortization of certain intangible assets, media, manuals and distribution costs. Cost of services revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Gross margin on software license revenues is substantially higher than gross margin on services revenues, reflecting the low materials, packaging and other costs of software products, and the relatively small portion of our total license sales requiring royalty payments, as compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. Cost of services revenues varies based upon the mix of maintenance and technical support, consulting and training services.

Cost of software license revenues—Cost of software license revenues increased 85% to $6.0 million for 2001 from $3.3 million for 2000 primarily due to an increase in related license revenues, associated royalty expenses, and the amortization of certain intangible assets. As a result of the increase in royalty expenses, gross margin on software license revenues decreased to 87% for 2001 from 92% for 2000. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. The Company does not expect significant improvement in gross margin on software license revenues.

Cost of services revenues—Cost of services revenues increased 43% to $7.1 million for 2001 from $5.0 million for 2000 primarily due to personnel additions in our customer support, training and consulting organizations in anticipation of increased demand for, and in connection with providing these services. Gross margin on services revenues increased to 64% for 2001 from 60% for 2000 due primarily to the increase of higher-margin maintenance revenues as a percentage of total services revenue in proportion to the increase in services revenue from consulting services engagements. The gross margins on services revenues may vary from period to period based upon changes in the mix of maintenance and technical support, consulting and training services comprising services revenues.

Operating Expenses

Sales and marketing—Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 28% to $29.8 million for 2001 from $23.3 million for 2000. The increase in sales and marketing expenses is attributable to an increase in the number of sales and marketing employees and increases in marketing programs. As a percentage of total revenues, sales and marketing expenses increased to 46% for 2001 from 44% for 2000 due primarily to the same reasons as the overall dollar increase in sales and marketing expenses. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the dollar amount of sales and marketing expenses to increase in future periods.

Research and development—Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Research and development expenses increased 49% to $18.0 million for 2001 from $12.1 million for 2000. The increase was due to a number of factors, including an increase in the number of research and development personnel, acceleration of initiatives to internationalize and localize our products in foreign languages, and certain compensation expenses associated with the acquisition of UniTree. As a percentage of total revenues, research and development expenses increased to 28% in 2001 from 23% in 2000, due primarily to the same factors. We believe that a significant level of research and development investment is required to remain competitive, and expect that the dollar amount of these expenses will continue to increase in future periods.

General and administrative—General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 37% to $10.4 million for 2001 from $7.6 million for 2000, primarily due to additional personnel costs, our relocation to a new facility, and other expenses associated with our efforts to support the continued expansion of our operations. In the fourth quarter of 2001 we incurred a bad debt charge of approximately $850,000 attributable to one of our distributor partners following the restructuring of their hardware and software distribution business. As a percentage of total revenues, general and administrative expenses increased to 16% for 2001 from 14% for 2000, due primarily to the bad debt charge. We expect the dollar amount of general and administrative expenses to continue to increase as our operations expand.

Other income (expense)—Other income increased on a net basis to $3.5 million for 2001 from $3.0 million for 2000. This change is due to primarily to a decrease in interest expense to $171,000 in 2001 from $671,000 in 2000. An increase in interest income to $3.8 million in 2001 from $3.7 million in 2000 was largely offset by an increase in other expenses of $152,000 related to the disposal of certain fixed assets during 2001.

Provision for income taxes—OTG was treated as a Subchapter S corporation for federal and state income tax purposes prior to our initial public offering in March 2000. Under Subchapter S of the Internal Revenue Code, OTG’s income was allocated and taxable to our stockholders. Accordingly, OTG did not recognize any federal or state income taxes prior to the consummation of our initial public offering. Upon consummation of the initial public offering, OTG ceased to be treated as a Subchapter S corporation. Accordingly, OTG has been subject to federal and state income taxes since our initial public offering. Smart Storage was subject to tax as a regular corporation for all of 2001 and 2000.

For 2001 we recorded a tax benefit of $1.6 million reflecting an effective tax rate of 17% for that period. Our effective income tax rate for 2001 reflects the impact of certain non-deductible merger related costs. Comparatively, we recognized a benefit of $166,000 in 2000 on pre-tax income of $3.0 million. This benefit is attributable to a deferred tax benefit of $1.3 million resulting from the reduction in the valuation allowance against certain deferred tax assets. During 2000, we determined that it was more likely than not that we would realize the benefit of certain deferred tax assets of Smart Storage and reduced the valuation allowance accordingly. We expect our effective income tax rate to increase to a “fully-taxed rate” of approximately 39%-42% in future years.

2000 Compared with 1999

Revenues

Total revenues increased 59% to $52.4 million for 2000 from $32.9 million for 1999. Our revenues consist of software license revenues and services revenues. Software license revenues are derived primarily from licenses of the Company’s software products. Services revenues are derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting, training and other professional services. We believe that the percentage increase in total revenues achieved in this period may not necessarily be indicative of future results due to the difficulty of maintaining high percentage increases as our base of revenue increases.

Software license revenues—Software license revenues increased 61% to $39.9 million for 2000 from $24.8 million for 1999. The increase in software license revenues was primarily due to an increase in overall demand for data storage management products, increased market acceptance of our products, introduction of new products and continued expansion of sales through our indirect distribution channels, including OEM sales. For 2000, we recognized revenues of $15.6 million, or 39% of our total license revenues during that period and 30% of our total revenues, under arrangements with payment terms extending up to six months. For 1999, the comparable amounts were $1.9 million, 8%, and 6% respectively.

Services revenues—Services revenues increased 54% to $12.5 million for 2000 from $8.1 million for 1999. The increase was primarily due to increased sales of maintenance and technical support contracts on new license sales increased renewals of maintenance contracts by our installed base of licensees and, to a lesser extent, increased demand for consulting, training and other professional services. Maintenance revenues comprised 71% of total services revenues in 2000 and 66% of total services revenue in 1999. In September 2000, we began to require in most cases that at least one year of customer maintenance support be purchased with new license purchases.

Cost of revenues

Cost of software license revenues consists primarily of royalties, amortization of certain intangible assets, media, manuals and distribution costs. Cost of services revenues consists primarily of personnel-related costs in providing maintenance and technical support, consulting and training to customers. Gross margin on software license revenues is substantially higher than gross margin on services revenues, reflecting the low materials, packaging and other costs of software products, and the relatively small portion of our total license sales requiring royalty payments, as compared with the relatively high personnel costs associated with providing maintenance and technical support, consulting and training services. Cost of services revenues varies based upon the mix of maintenance and technical support, consulting and training services.

Cost of software license revenues—Cost of software license revenues increased 101% to $3.3 million for 2000 from $1.6 million for 1999 primarily due to an increase in royalty expenses and, to a lesser extent, costs incurred in 2000 related to the amortization of certain intangible assets. As a result, gross margin on software license revenues decreased to 92% in 2000 from 93% in 1999. The gross margin on software license revenues may vary from period to period based on changes in the mix of products comprising software license revenues with certain products having higher royalty rates than other products. The Company does not expect significant improvement in gross margin on software license revenues.

Cost of services revenues—Cost of services revenues increased 50% to $5.0 million for 2000 from $3.3 million for 1999 primarily due to personnel additions in our customer support, training and consulting organizations to meet increased demand for these services. Gross margin on services revenues increased to 60% for 2000 from 59% for 1999 due primarily to the margins achieved on certain consulting services engagements. The gross margins on services revenues may vary from period to period based upon changes in the mix of maintenance and technical support, consulting and training services comprising services revenues.

Operating Expenses

Sales and marketing—Sales and marketing expenses consist of salaries, related benefits, commissions, consultant fees, tradeshow, advertising and other costs associated with our sales and marketing efforts. Sales and marketing expenses increased 61% to $23.3 million for 2000 from $14.5 million for 1999. As a percentage of total revenues, sales and marketing expenses remained unchanged at 44% for 2000 and 1999. While the percentage of revenue remained unchanged, the overall dollar increase in sales and marketing expenses was attributable to an increase in the number of sales and marketing employees and increases in marketing programs. We intend to continue to expand our global sales and marketing infrastructure, and, accordingly, we expect the dollar amount of sales and marketing expenses to increase in future periods.

Research and development—Research and development expenses consist primarily of salaries, related benefits and other software engineering-related costs. Research and development expenses increased 75% to $12.1 million for 2000 from $6.9 million for 1999. As a percentage of total revenues, research and development expenses increased to 23% in 2000 from 21% in 1999. The increase in research and development, including the increase in research and development as a percent of total revenue, was primarily due to an increase in the number of research and development personnel. We believe that a significant level of research and development investment is required to remain competitive, and expect that the dollar amount of these expenses will continue to increase in future periods.

General and administrative—General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, such as legal and accounting services, and bad debt expenses. General and administrative expenses increased 48% to $7.6 million for 2000 from $5.1 million for 1999, primarily due to additional personnel costs and other expenses associated with our efforts to support the continued expansion of our operations. As a percentage of total revenues, general and administrative expenses decreased to 14% for 2000 from 16% for the same period in 1999. The decrease as a percentage of total revenues was primarily due to the increase in total revenues. We expect the dollar amount of general and administrative expenses to continue to increase as our operations expand.

Other income (expense)—Other income (expense) increased on a net basis to income of $3.0 million for 2000 from expense of $2.0 million for 1999. This change is due to a number of factors. First, we used proceeds from our initial public offering in March 2000 to repay outstanding balances under our credit facility, retire our senior subordinated notes and retire all notes payable to certain stockholders. Further, the conversion of our convertible subordinated notes into Common Stock in conjunction with our initial public offering eliminated related interest expense. In addition, the remaining proceeds from our initial public offering as well as the net proceeds of our follow-on public offering in November 2000 increased our levels of cash and cash equivalents available for investment, resulting in a significant increase in interest income in 2000.

Provision for income taxes—OTG was treated as a Subchapter S corporation for federal and state income tax purposes prior to our initial public offering in March 2000. Under Subchapter S of the Internal revenue Code, OTG’s income was allocated and taxable to our stockholders. Accordingly, OTG did not recognize any federal or state income taxes prior to the consummation of our initial public offering. Upon consummation of the initial public offering, OTG ceased to be treated as a Subchapter S corporation. Accordingly, OTG has been subject to federal and state income taxes since our initial public offering. Smart Storage was subject to tax as a regular corporation for all of 2000 and 1999.

We recognized a benefit of $166,000 in 2000 on pre-tax income of $3.0 million. This benefit is attributable to a deferred tax benefit of $1.3 million resulting from the reduction in the valuation allowance against certain deferred tax assets. During 2000, we determined that it was more likely than not that we would realize the benefit of certain deferred tax assets of Smart Storage and reduced the valuation allowance accordingly. Comparatively, we recognized income tax expense of $105,000 in 1999 on a pre-tax loss of $588,000. This expense is the result of certain taxable income generated during 1999 from Smart Storage that could not be offset by OTG’s losses.

Liquidity and Capital Resources

As of December 31, 2001 cash and cash equivalents totaled $89.3 million, representing 59% of total assets. As of December 31, 2000, cash and cash equivalents totaled $102.2 million, representing 74% of total assets. In March 2000, we raised $87.0 million of net proceeds from an initial public offering. In November 2000, we raised an additional $32.8 million of net proceeds from a follow-on public offering. For 2001 and 2000, respectively, we earned interest income of $3.8 million and $3.7 million on cash and cash equivalents. As of December 31, 2001 we had interest-bearing debt outstanding of approximately $3.2 million, representing the accreted value of notes payable to certain shareholders pursuant to the terms of the acquisition agreement with UniTree. In addition, the Company held interest-bearing debt of $225,000 related to a note payable associated with Smart Storage’s acquisition of certain intangible assets in 2000, $120,000 related to a note payable securing economic development funds received from the State of Maryland, and $421,000 of debt related to certain equipment acquired under a capital lease. As of December 31, 2000, we had interest-bearing debt outstanding of $85,000 relating to a note payable to a shareholder, $450,000 in notes payable relating to Smart Storage’s acquisition of certain intangible assets in 2000, and approximately $84,000 relating to certain equipment acquired under a capital lease. Please also see Note 10 and 12 in Notes to Consolidated Financial Statements for further discussion of notes payable and other obligations.

For 2001 net cash used for operating activities was approximately $3.7 million. For 2000, operating activities provided net cash of approximately $457,000. The increase in cash used for operating activities was primarily attributable to operating expenditures resulting from our acquisitions and subsequent integrations of Smart Storage and UniTree in 2001, as well as the move to a new headquarters facility in June 2001. Approximately $1.6 million of costs associated with the acquisition of Smart Storage were classified as operating expenses under the pooling method, and the Company continues to incur expenses related to the integration of the personnel and technology acquired in each of the acquisitions. Additionally, the Company moved to a new headquarters facility in June 2001. The net increase in rent for the seven months we occupied the new building in 2001 was approximately $1.2 million, and the Company paid lease termination fees and other costs for the prior headquarters of $100,000. One of the primary factors of our ability to generate positive cash flows from operating activities is our ability to collect accounts receivable when they become due, including sales with extended payment terms. In addition, even if our collections efforts are ultimately successful, the timing of the receipts may impact cash flows during a quarterly period. In addition, we expect to begin paying income taxes in future years. The timing and extent of those payments, which are dependent on the amount of our taxable income, if any, could materially adversely affect our cash flows from operations.

Net cash used for investing activities increased to $10.0 million in 2001 from $6.3 million for 2000. The increase of $3.7 million is the result of approximately $5.0 million invested in property and equipment during 2001 as compared with $4.1 million in 2000, and net cash used in acquisitions increased to $5.0 million in 2001 as compared with $2.2 million in 2000. We expect to continue to invest in property and equipment in the ordinary course of business as required.

For 2001 net cash provided by financing activities was $745,000, which reflects proceeds from the exercise of stock options totaling $1.9 million, partially offset by $461,000 paid to repurchase common stock, net payments on notes payable and long term debt of $262,000, and $432,000 paid for direct costs of our follow-on public offering incurred in 2000 but paid in 2001. For 2000 cash provided by financing activities was $103.8 million, reflecting $87.0 million raised in our initial public offering, $33.2 million raised in our follow-on public offering, partially offset by net repayments of debt totaling $16.8 million, and other offsetting items.

In October 2000, we amended and restated our commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. As of December 31, 2001 OTG had a $2.8 million letter of credit established under this sub-line of credit. The Company borrowed $4.0 million at the end of the third quarter of 2001, which was repaid early in the fourth quarter of 2001. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by us, and are secured by certain of our assets.

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

We may not be able to sustain our current revenue growth rates.

Revenues increased sequentially by approximately 24%, 59%, and 46%, year-over-year, in 2001, 2000, and 1999, respectively. Due to the difficulty in maintaining high percentage increases as our base of revenue increases, we may not be able to maintain high rates of revenue growth in future periods. In addition, general economic conditions, growing competition, lower-than-expected market acceptance of Microsoft products, such as Windows NT or Windows 2000, lower than expected acceptance of UNIX and Linux as available platforms for our products, or the failure of the markets for storage area networks, storage service providers or network attached storage to develop, could also affect our revenue growth.

Our operating results have fluctuated in the past, and they are likely to fluctuate significantly in the future. Quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of our future performance.

Our revenues in any quarter will depend substantially on orders we receive, ship and determine to be collectible in that quarter. In addition, we typically receive a significant portion of orders during the last month of each quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses in time to compensate for any revenue shortfall. Therefore, any significant shortfall in revenues or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

In addition to changes in general economic conditions, factors that could affect our operating results include:

•	the unpredictability of the timing and level of sales through our indirect sales channels;

•	the timing and magnitude of large orders;

•	changes in the mix of our sales, including the mix between higher margin software licenses and lower margin services;

•	the timing and amount of our marketing, sales and product development expenses;

•	the cost and time required to develop new software products and new versions of our existing software products;

•	the introduction, timing and market acceptance of new products introduced by us or our competitors;

•	changes in data storage and networking technology or the introduction of new operating system upgrades, which could require us to modify our products or develop new products;

•	the rate of growth and adoption of Windows NT, Windows 2000, Windows XP, and future Windows-based operating systems;

•	the rate of growth and adoption of UNIX and Linux;

•	the rate of growth and adoption of storage area networks;

•	pricing policies, including levels of discounts, payment terms and distribution terms;

•	the failure of customers, especially those to whom we have granted extended payment terms, to pay amounts owed when due; and

•	the timing and size of additional acquisitions, if any.

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

The planned merger with Legato may adversely impact our stock price.

On February 20, 2002, OTG entered into an Agreement and Plan of Merger with Legato Systems, Inc., whereby OTG agreed to merge with and into a wholly-owned subsidiary of Legato (the “Merger”). In the Merger, each share of OTG common stock will be converted into the right to receive 0.6876 shares of Legato common stock and $2.50 in cash. Since the Company may terminate the agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, the value of the consideration payable in the Merger, as well as the price of OTG common stock, will be affected by changes in the price of Legato common stock. Accordingly, the Company’s stockholders are subject to the risk of downward movement in the price of OTG common stock, including as a result of adverse developments in Legato’s business. In addition, the Company's business may be disrupted because of the pending merger. Moreover, if for any reason the Company is unable to complete the Merger with Legato, the Company and the price of OTG common stock may be adversely affected. Legato has agreed to file with the SEC a Registration Statement on Form S-4, including a Joint Proxy Statement/Prospectus.

Investors are urged to read these documents carefully when they are available because they will contain important information about Legato, OTG, the transaction and related matters, including additional risk factors. Investors will be able to obtain free copies of these and other documents filed by Legato and OTG with the SEC through the web site maintained by the SEC at www.sec.gov. In addition, investors will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement/Prospectus from the Company.

Our business significantly depends on the acceptance of Microsoft Windows-based operating systems, as well as UNIX and Linux operating systems to run computer networks, and a decrease in their rates of acceptance could cause our revenues to decline.

For the foreseeable future, we expect a substantial majority of our revenues to continue to come from sales of our Microsoft Windows-based data storage software products. As a result, we depend on the growing use of Windows-based operating systems for computer networks. If the deployment of Windows-based operating systems does not increase as we anticipate, or if it decreases, our revenues could decline. In addition, if users do not accept future Windows-based operating systems, or if there is a wide acceptance of other existing or new operating systems, including Microsoft products, our business would suffer.

Future Windows-based operating systems may not gain market acceptance. In addition, users of previous versions of Windows-based operating systems may decide to migrate to another operating system. We have expended significant resources on the development of Windows-compatible versions of our product suite and our future success depends upon sales of this product suite. If users of Windows-based networks do not widely adopt and purchase our products, our revenue and business would suffer.

We expect the percentage of our revenues attributable to UNIX- and Linux-based products to increase over time. We have expended significant resources developing and acquiring technology to make UNIX- and Linux-compatible versions of our products. If users of UNIX and Linux networks do not widely adopt and purchase our products our revenue and business would suffer.

Our business will depend upon the development of the emerging market for storage area networks, and if this market fails to develop, or develops more slowly than we anticipate, or if our products are not widely accepted in this market, our business will suffer.

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

We have experienced significant growth in our business and our failure to manage this growth or any future growth could harm our business.

We continue to increase the scope of our operations and have grown our headcount substantially through internal growth and acquisitions. As of December 31, 2001 we had a total of 406 employees, compared to a total of 385 and 233 employees as of December 31, 2000 and 1999, respectively. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively, including work forces obtained by acquiring other companies. We also cannot be sure that our revenues will continue to grow at a rate sufficient to absorb the costs associated with a larger overall headcount.

Our future success and our ability to sustain our revenue growth also depends upon the continued service of our executive officers and other key sales and research and development personnel. The loss of any of our executive officers or key employees, especially Richard A. Kay, F. William Caple and Ronald W. Kaiser, could adversely affect our business and slow our product development processes. Although we have employment agreements with these executives, these agreements do not obligate them to remain employed by us. We do not have key person life insurance policies covering any of our employees. Furthermore, we must continue to hire large numbers of highly qualified individuals. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could compromise our ability to attract necessary qualified personnel. This may have a negative effect on our business and future operating results.

Our revenues depend primarily on sales of licenses for one product line, our XtenderSolutions product suite, and a decline in sales of licenses for this product suite could cause our revenues to fall.

We have derived the substantial majority of our revenue from the sale of our XtenderSolutions product suite. For 2001, 2000 and 1999, sales of our XtenderSolutions products exceeded 65% our total revenues. We expect that these products will continue to account for a large portion of our revenues for the foreseeable future. Accordingly, our business and future operating results depend on the continued market acceptance of our XtenderSolutions products and future enhancements to these products. Any factors adversely affecting the pricing or demand for or market acceptance of our XtenderSolutions products, including competition or technological change, could cause our revenues to decline and our business and future operating results to suffer.

Our multiple distribution channels are subject to many risks that could adversely affect our sales.

Direct sales: We have increased our efforts to grow our direct sales force to sell our products, especially to large customers. Direct sales involve a number of risks, including:

•	longer sales cycles, typically three to six months;

•	our need to hire, train, retain and motivate our sales force; and

•	the length of time it takes our new sales representatives to begin generating sales.

Indirect sales: We expect that a significant portion of our revenues will continue to come from indirect sales. These include sales to original equipment manufacturers that incorporate our data storage management software into systems they sell. We also expect future revenues from distributors and value-added resellers that sell our software, often bundled with their own software or services. We have little or no control over the shipping dates or volumes shipped by our original equipment manufacturers, distributors, or value-added resellers, and they have no obligation to ship systems incorporating our software. In addition, credit terms with certain of our indirect sales channel partners include payment terms extending up to 180 days, and collection of the related receivables may be affected by changes in general economic conditions to varying degrees during their term. They generally have no minimum sales requirements and can terminate their relationship with us on short notice. We develop customized versions of our products for some of our original equipment manufacturers to be included in their systems software and other products. Developing products for these original equipment manufacturers causes us to divert resources from other activities that are also important to our business. If these versions do not result in substantial revenues, our business and financial results could be adversely affected.

Our original equipment manufacturers could choose to compete with us or with each other, which could harm our business.

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

Overlapping sales efforts may lead to inefficiencies and may adversely affect our relationships with those who sell our products.

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

The market for outsourced data storage software over the Web is new and evolving, and if this market fails to develop, or if our products are not widely accepted in this market, our business could suffer.

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

If we encounter system failures or other difficulties in providing outsourced data storage services, we could be exposed to liability and our reputation could suffer.

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

Other companies have developed or may choose to develop competing products and potential customers for our products may choose to develop internal data storage management capabilities or satisfy their needs with a traditional data back-up solution, any of which could cause our revenues and our business to suffer.

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

Our products must remain compatible with operating system software, network hardware and software configurations, which are currently undergoing, and will likely continue to undergo, significant change that could render our products obsolete.

The market for our data storage management software is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. We have expended significant resources to allow our products to take advantage of the release of Windows-, UNIX-, and Linux-based operating systems, and to prepare our products for the emergence of storage area networks, and we expect to continue to do so. If Windows-, UNIX- and Linux-based operating systems and storage area networks are not widely adopted, our business and future operating results will suffer.

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

We have experienced errors in our products in the past, and any such errors in the future could harm our reputation and could cause customers to demand refunds from us or assert claims for damages against us, which could harm our business and future operating results.

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

Our software products rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could enable our competitors to market products with similar features that may reduce demand for our products.

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

Our products employ technology that may infringe the proprietary rights of others, and we may be liable for significant damages as a result.

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

The expansion of our international operations subjects our business to additional economic and other risks that could have an adverse impact on our revenue and business.

Products we sold to customers outside the United States accounted for approximately 13% of our revenues in 2001. For 2000 and 1999, products sold to foreign customers accounted for approximately 16% and 14%, respectively, of our total revenues. We plan to increase our international sales activities, but these activities are subject to a number of risks, including:

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

General economic conditions and current economic and political uncertainty could adversely affect the Company.

Our revenues and gross margins depend significantly on the overall demand for online data storage and data access software solutions, particularly in the product segments in which we compete. The economic downturn that occurred in 2000 and 2001 may continue and may result in softening demand for our products which in turn may result in decreased revenues, earnings levels or growth rates and problems with the collectibility of customer receivables. The global economy has weakened and market conditions continue to be challenging. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its original equipment manufacturers, distributors, and value-added resellers. This may have a negative effect on our business and future operating results.

The terrorist attacks that took place on September 11, 2001, have created many economic and political uncertainties and have had a strong negative impact on the global economy. The long-term effects of the September 11, 2001 attacks on the Company’s future operating results and financial condition are unknown. The national and international responses to terrorist attacks and the potential for future terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company’s future operating results and financial condition.

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

If we undertake additional acquisitions, they may be expensive and disruptive to our business and could have an adverse effect on our business, future operations and market price of our stock.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We do not currently hold any derivative financial instruments and do not invest in derivative financial instruments. We invest excess cash in short-term, highly-liquid investments. In addition, our long-term indebtedness is comprised of primarily of acquisition-related obligations and capital leases. As of December 31, 2001 the Company’s long-term indebtedness (including the current portion) consisted of the accreted value of long-term notes payable to certain former UniTree shareholders totaled $3.2 million, capital lease obligations of $421,000, notes payable related to certain acquired intangible assets of $225,000, and a note payable securing economic development funds received from the State of Maryland of $120,000. All of our long-term debt obligations bear fixed interest rates. As a result, we believe that our exposure to interest rate risk is not material to our financial condition or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

The Board of Directors and Stockholders
OTG Software, Inc.:

We have audited the accompanying consolidated balance sheets of OTG Software, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OTG Software, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

McLean, Virginia
January 28, 2002, except for Note 21,
     which is as of February 20, 2002

OTG Software, Inc.
Consolidated Balance Sheets, December 31,
(in thousands except share and per share amounts)

	2001	2000

Assets
Current assets
Cash and cash equivalents	$89,294	$102,197
Accounts receivable, net of allowance	25,120	20,613
Deferred income taxes	2,997	2,066
Other current assets	2,966	2,919

Total current assets	120,377	127,795
Other assets
Property and equipment, net	10,146	4,744
Goodwill, net	12,715	2,510
Other intangibles, net	5,267	1,212
Deferred income taxes	1,588	1,302
Other noncurrent assets, net	467	759

Total other assets	30,183	10,527

Total assets	$150,560	$138,322

Liabilities
Current liabilities
Accounts payable	$2,625	$4,080
Income taxes payable	—	1,143
Accrued expenses	9,783	7,572
Current portion of capital lease obligations	94	61
Current portion of notes payable	225	225
Current portion of notes payable to shareholders	2,400	67
Current portion of deferred rent	281	—
Current portion of deferred revenues	8,908	7,586

Total current liabilities	24,316	20,734
Other liabilities
Capital lease obligations, net of current portion	327	23
Notes payable	120	225
Notes payable to shareholder, net of current portion	831	18
Deferred rent, net of current portion	2,368	—
Deferred revenues	719	446

Total other liabilities	4,365	712

Total liabilities	28,681	21,446
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 65,000,000 shares authorized; 33,344,021 shares issued and 33,249,821 shares outstanding at December 31, 2001 and 30,883,478 shares issued and outstanding at December 31, 2000	333	309
Additional paid-in capital	152,168	140,025
Deferred compensation, net	(845)	(1,637)
Accumulated other comprehensive income (loss)	27	(28)
Accumulated deficit	(28,211)	(20,741)

Stockholders’ equity before stock subscriptions receivable and treasury stock	123,472	117,928
Less: stock subscriptions receivable	(1,132)	(1,052)
Less: treasury stock, at cost (94,200 shares at December 31, 2001 and no shares at December 31, 2000)	(461)	—

Total stockholders’ equity	121,879	116,876

Total liabilities and stockholders’ equity	$150,560	$138,322

See accompanying notes to consolidated financial statements.

OTG Software, Inc.
Consolidated Statements of Operations, Years Ended December 31,
(in thousands, except per share amounts)

	2001	2000	1999

Revenues
Software licenses	$45,177	$39,878	$24,815
Services	19,747	12,480	8,081

Total revenues	64,924	52,358	32,896

Cost of revenues
Software licenses	6,045	3,273	1,629
Services	7,121	4,975	3,327

Total cost of revenues	13,166	8,248	4,956

Gross profit	51,758	44,110	27,940

Operating expenses
Sales and marketing	29,834	23,280	14,482
Research and development	18,007	12,072	6,893
General and administrative	10,378	7,553	5,118
Merger-related costs	1,585	—	—
Amortization of goodwill and acquired intangible assets	834	554	—
Write-off of acquired in-process research and development	3,700	620	—

Total operating expenses	64,338	44,079	26,493

Income (loss) from operations	(12,580)	31	1,447

Other income (expense)
Interest income	3,844	3,727	70
Interest expense	(171)	(671)	(2,113)
Foreign exchange gain (loss)	(45)	(85)	8
Other income (expense)	(152)	—	—

Total other income (expense)	3,476	2,971	(2,035)

Income (loss) before income taxes	(9,104)	3,002	(588)
Provision (credit) for income taxes	(1,554)	(166)	105

Net income (loss)	$(7,550)	$3,168	$(693)
Other comprehensive income (loss):
Foreign currency translation	55	(35)	7

Comprehensive income (loss)	$(7,495)	$3,133	$(686)

Net income (loss) per common share
Basic	$(0.24)
Diluted	$(0.24)
Weighted shares used for computation
Basic	32,053
Diluted	32,053
Pro forma statements of operations data (unaudited)
Income (loss) before income taxes, as reported		3,002	(588)
Pro forma provision (credit) for income taxes		(521)	105

Pro forma net income (loss)		$3,523	$(693)

Pro forma net income (loss) per common share
Basic		$0.13	$(0.04)
Diluted		$0.12	$(0.04)
Pro forma weighted average shares used for computation
Basic		27,260	19,232
Diluted		30,493	19,232

See accompanying notes to consolidated financial statements.

OTG Software, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares amounts)

	Common stock		Additional				Other	Stock
			paid-in	Treasury	Deferred	Accumulated	comprehensive	subscription
	Shares	Amount	capital	stock	compensation	deficit	income (loss)	receivable	Total

Balance, December 31, 1998	19,228,730	$192	$2,855	$—	$—	$(22,121)	$—	$(977)	$(20,051)
Distribution to stockholders	—	—	(34)	—	—	—	—	—	(34)
Deferred compensation for stock options granted	—	—	2,886	—	(2,886)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	329	—	—	—	329
Compensation expense on related party stock transaction	—	—	330	—	—	—	—	—	330
Foreign currency translation adjustment	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(693)	—	—	(693)

Balance, December 31, 1999	19,228,730	$192	$6,037	$—	$(2,557)	$(22,814)	$7	$(977)	$(20,112)
Distribution to stockholders	—	—	—	—	—	(1,160)	—	—	(1,160)
Sale of common stock in an initial public offering, net of direct costs of offering	5,000,000	50	86,985	—	—	—	—	—	87,035
Coversion on long-term debt into common stock	4,161,506	42	8,791	—	—	—	—	—	8,833
Sale of common stock in a secondary public offering, net of direct cost of offering	1,650,000	17	32,750	—	—	—	—	—	32,767
Acquisition of xVault	159,996	1	2,172	—	—	—	—	—	2,173
Exercise of warrants	30,000	—	55	—	—	—	—	—	55
Exercise of stock options for cash and note receivable	634,857	7	1,126	—	—	—	—	(10)	1,123
Sale of common stock through employee stock purchase plan	18,389	—	260	—	—	—	—	—	260
Income tax benefits resulting from exercises of employee stock options	—	—	2,093	—	—	—	—	—	2,093
Reversal of deferred compensation related to forfeited stock options	—	—	(244)	—	244	—	—	—	—
Accretion of interest on stock subscription receivable	—	—	—	—	—	65	—	(65)	—
Amortization of deferred compensation	—	—	—	—	676	—	—	—	676
Foreign currency translation adjustment	—	—	—	—	—	—	(35)	—	(35)
Net income	—	—	—	—	—	3,168	—	—	3,168

Balance, December 31, 2000	30,883,478	$309	$140,025	$—	$(1,637)	$(20,741)	$(28)	$(1,052)	$116,876
Acquisition of UniTree	1,466,667	15	9,201	—	—	—	—	—	9,216
Exercise of employee stock options	917,793	9	1,452	—	—	—	—	—	1,461
Sale of common stock through employee stock purchase plan	76,083	—	439	—	—	—	—	—	439
Income tax benefits resulting from exercises of employee stock options	—	—	1,212	—	—	—	—	—	1,212
Reversal of deferred compensation related to forfeited stock options	—	—	(161)		161	—	—	—	—
Stock repurchased	(94,200)	—	—	(461)	—	—	—	—	(461)
Accretion of interest on stock subscription receivable	—	—	—	—	—	80	—	(80)	—
Amortization of deferred compensation	—	—	—	—	631	—	—	—	631
Foreign currency translation adjustment	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	(7,550)	—	—	(7,550)

Balance, December 31, 2001	33,249,821	$333	$152,168	$(461)	$(845)	$(28,211)	$27	$(1,132)	$121,879

See accompanying notes to consolidated financial statements.

OTG Software, Inc.
Consolidated Statements of Cash Flows, Years Ended December 31,
(in thousands)

	2001	2000	1999

Cash and cash equivalents at beginning of period	$102,197	$4,296	$959

Cash flows from operating activities:
Net income (loss)	(7,550)	3,168	(693)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Write-off of acquired in-process research and development	3,700	620	—
Amortization of acquired intangible assets	1,527	554	—
Depreciation and amortization	2,568	1,536	911
Loss on disposal of assets	152	—	6
Stock compensation expense	631	676	659
Deferred cash compensation expense	604	—	—
Provision for bad debts and returns	2,229	1,247	368
Deferred income taxes	(1,821)	(3,368)	—
Changes in certain assets and liabilities, net of assets acquired and certain liabilities assumed
Accounts receivable	(6,736)	(12,790)	(3,751)
Other current assets	343	(2,494)	(390)
Accounts payable and accrued expenses	525	4,427	3,571
Income taxes payable	(366)	3,236	165
Deferred revenues	480	3,645	1,481

Net cash provided by (used for) operating activities	(3,714)	457	2,327
Cash flows from investing activities:
Purchases of property and equipment	(4,969)	(4,056)	(1,182)
Acquisition of UniTree, net of cash acquired	(5,020)	—	—
Acquisition of xVault, net of cash acquired	—	(1,731)	—
Acquisition of intangible assets	—	(500)	—

Net cash used for investing activities	(9,989)	(6,287)	(1,182)
Cash flows from financing activities:
Net proceeds from initial public offering	—	87,035	—
Net proceeds from secondary public offering	—	33,220	—
Direct costs of secondary public offering	(432)	—	—
Proceeds from other issuances of common stock	1,900	1,383	—
Proceeds from exercise of warrants	—	55	—
Repayments on notes payable	(4,622)	(5,010)	(2,300)
Borrowings on notes payable	4,517	—	5,000
Repayments on long-term debt and capital lease obligations	(72)	(1,814)	(481)
Notes receivable and amounts due from employees	—	(116)	—
Borrowings under long-term debt	—	31	—
Repayments of stockholders’ notes	(85)	(9,858)	(34)
Repurchase of common stock	(461)	—	—
Distributions to stockholders	—	(1,160)	—

Net cash provided by financing activities	745	103,766	2,185

Effect of changes in foreign exchange rates	55	(35)	7

Net increase (decrease) in cash and cash equivalents	(12,903)	97,901	3,337

Cash and cash equivalents at end of period	$89,294	$102,197	$4,296

See accompanying notes to consolidated financial statements.

OTG Software, Inc.
Notes to Consolidated Financial Statements

1.     Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of OTG Software, Inc. (OTG Software or OTG), and its wholly-owned subsidiaries, including UniTree Software, Inc. (UniTree), Smart Storage, Inc. (Smart Storage), OTG Sales, Inc. (OTG Sales) and OTG E-Mail Corp. (OTG E-Mail). All significant inter-company balances and transactions have been eliminated in consolidation. OTG Software, UniTree, Smart Storage, OTG Sales and OTG E-Mail are sometimes collectively referred to as “the Company.” References such as “we,” “our,” and “us” also refer to OTG Software and its wholly-owned subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC).

Headquartered in Rockville, Maryland, OTG is a provider of on-line data storage, data access and e-mail management software. Our products enable enterprises to store, track and retrieve data over a variety of network architectures, including the Web and storage area networks. Our products combine storage with access and e-mail management and are available through a worldwide network of value-added resellers (VARs), distributors and original equipment manufacturers (OEMs) as well as directly from us. Our primary product line is sold under the registered trademark “XtenderSolutions.”

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

OTG acquired Smart Storage on March 29, 2001. The acquisition of Smart Storage was accounted for using the “pooling of interests” method of accounting. Accordingly, our balance sheets, statements of operations and cash flows and related information for all periods presented in this report have been restated to include the results of Smart Storage as if Smart Storage had always been a part of the Company. See Note 4(b) for additional information.

OTG acquired UniTree on July 25, 2001. The acquisition of UniTree was accounted for using the “purchase” method of accounting; therefore, the assets acquired and liabilities assumed from UniTree were adjusted to fair value as of July 25, 2001 and consolidated with our balance sheet as of that date. Activity of the former UniTree entity is recognized in our financial results beginning July 26, 2001. See Note 4(c) for additional information.

2.     Summary of Significant Accounting Policies

(a)	Cash equivalents

All highly liquid investments purchased within three months of maturity are classified as cash equivalents. These investments are primarily composed of money market securities of various financial institutions. These money market securities represent underlying investments in commercial paper issued by financial institutions and other companies with high credit ratings and securities issued by or backed by the U.S. Government. Cash equivalents are stated at amortized cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

(b)	Property and equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. The estimated service lives used in determining depreciation are three years for computer hardware and software, and seven years for furniture and equipment. Property and equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the related lease.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

(c)	Goodwill and other intangible assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Other intangible assets are amortized on a straight-line basis over the expected periods to be benefited, generally three to five years.

Accumulated amortization related to goodwill and other intangible assets was $969,000 and $1.4 million, respectively, as of December 31, 2001, and $386,000 and $421,000, respectively, as of December 31, 2000. For the years ended December 31, 2001 and 2000, amortization expense related to goodwill was $583,000 and $386,000, respectively. For the years ended December 31, 2001 and 2000, amortization expense related to other intangibles was $945,000 and $421,000, respectively.

(d)	Recoverability of long-lived assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(e)	Foreign Currency Translation

The financial statements of the Company’s wholly-owned German, Indian, United Kingdom, and Canadian subsidiaries are measured using the U.S. dollar as the functional currency. All gains and losses are included in determining net income (loss) for the period in which exchange rates change. The financial statements of the Company’s wholly-owned Japanese subsidiary are measured using the Japanese yen as the functional currency. The Japanese subsidiary’s translation gains and losses are included in other comprehensive income.

(f)	Comprehensive Income (Loss)

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change stockholders’ equity. Our other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the accounts of our foreign operations.

(g)	Revenue recognition

Revenues are generated from licensing software and providing services, including maintenance and technical support, training and consulting.

Software license revenues consist of fees for licenses of the Company’s software products generated primarily through purchase orders, contracts by customers, or upon activation or installation. OTG sells a majority of its software products through value-added resellers, distributors and original equipment manufacturers. The Company offers extended payment terms to certain customers. For such arrangements in which payment terms are within six months, OTG recognizes the revenue when the agreement is signed, the arrangement fee is fixed and determinable, delivery of the software has occurred, and collectibility of the fee is considered probable. Typically such arrangements have payment terms within six months, however, for arrangements in which payment terms extend beyond six months, the Company recognizes revenue when payment by the customer is made or becomes due, if all other revenue recognition criteria have been met.

Services revenues consist of maintenance and technical support, training and consulting. Revenues from maintenance and technical support, which typically consists of unspecified when-and-if-available product updates and customer telephone support services, are recognized ratably over the term of the service period. When all obligations under maintenance and technical support arrangements are specifically identifiable, revenues are recognized as the services are completed. Other services revenues include packages of standard and custom service programs for training, software environment analyses, custom software installations and related conversion code package generation. These services are recognized as the related services are provided or, in cases where customer acceptance occurs at defined project “milestones” or at completion of the project, when those milestones have been reached and satisfied or when the customer has accepted the work.

In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and SAB 101B, which expresses the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the accounting and disclosure requirements of this SAB in the fourth quarter of 2000. The application of this SAB did not have a material impact on the Company’s financial statements and related disclosures.

The Company recognizes software license revenues and service revenues in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, and related interpretations and amendments. SOP 97-2 requires that revenue recognized from the sales arrangements that include software licenses be allocated to the various elements of the arrangement based on the relative fair values of the constituent elements, such as maintenance and technical support, training, and consulting services. The Company follows the “residual method” of accounting under SOP 97-2. Under the residual method, the aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to their fair values, with the residual arrangement fee allocated to the delivered elements. The relative fair value of the delivered elements included in the Company’s multi-element sales arrangements is based on “vendor specific objective evidence” (VSOE). The Company determines VSOE of the fair values of maintenance and technical support based on annual renewal rates provided to customers and for consulting services based on standard hourly rates.

(h)	Cost of revenues

The cost of software license revenues consists primarily of royalties, media, manuals and distribution costs. The cost of services revenues consists primarily of personnel-related costs.

(i)	Deferred revenues

Deferred revenues primarily relate to billings and payments made for maintenance and technical support prior to the performance of the services. Deferred revenues classified as other liabilities on the Company’s balance sheets relate to advanced payments for maintenance and technical support that are expected to be recognized as revenue beyond one year from the balance sheet date.

(i)	Software development costs

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs and has charged all such costs to research and development expense. Research and development costs are expensed as incurred.

(k)	Advertising costs

Advertising costs are expensed as incurred. Total advertising expenses were approximately $339,000, $907,000 and $552,000 for 2001, 2000 and 1999, respectively.

(l)	Stock-based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(m)	Net income (loss) and pro forma net income (loss) per common share

In connection with its initial public offering, OTG converted to an entity subject to tax as a regular corporation under the Internal Revenue Code. Accordingly, the accompanying pro forma statement of operations data has been prepared as if OTG were treated as an entity subject to tax as a regular corporation for federal and state income tax purposes from January 1, 1999. Smart Storage was subject to tax as a regular corporation for all periods presented. See related information under Note 9.

The Company computes net income (loss) and pro forma net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) and pro forma net income (loss) per common share is computed by dividing the net income (loss) or pro forma net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net income (loss) and pro forma net income (loss) per share on a diluted basis is computed by dividing the net income (loss) or pro forma net income (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Certain stock options and warrants outstanding were not included in the net income (loss) and pro forma net income (loss) per common share on a diluted basis as such amounts would be anti-dilutive.

(n)	Recent Accounting Pronouncements

In June 2001 the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. Accordingly, the goodwill related to the Unitree acquisition in July 2001 has not been amortized, and the goodwill related to the xVault in April 2000 has been amortized through December 31, 2001.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $12.7 million and unamortized identifiable intangible assets of $5.3 million, all of which will be subject to the transition provisions of SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

(o)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(p)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include reserves for uncollectible accounts receivable, deferred tax asset valuation allowances, accounting for loss contingencies, and recoverability of goodwill and acquired intangible assets. Actual results could differ from those estimates.

(o)	Reclassifications

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

3.     Public Stock Offerings

On March 10, 2000 the Company issued 5,000,000 shares of common stock, $0.01 par value, in an initial public offering. The transaction generated net proceeds to the Company of $87.0 million after direct costs of the offering (the “IPO”). A portion of the net proceeds of the IPO was used to repay all outstanding balances under the Company’s commercial credit facility ($5.0 million), its senior subordinated notes ($4.5 million) and certain obligations to stockholders and other related parties ($8.7 million).

On November 17, 2000 the Company issued 1,650,000 shares of common stock in a follow-on public offering, generating net proceeds to the Company of $32.8 million after considering the direct costs of the offering (including approximately $0.4 million of direct costs that were unpaid but accrued as of December 31, 2000).

4.     Acquisitions

(a)	xVault Acquisition

On April 25, 2000 OTG Software acquired xVault for consideration consisting of a cash payment of $1.75 million and 159,996 shares of the Company’s common stock. xVault is a provider of email management and archiving solutions. xVault’s products provide organizations with tools to enforce email policies, increase employee productivity, comply with statutory and regulatory mandates and secure electronic data against loss or espionage. xVault has since been renamed “OTG E-Mail Corp.”

The cash component of the acquisition price was paid by OTG Software from cash on hand. The value of the common stock component of the consideration was determined to be $2.2 million based on an analysis prepared by a third-party appraiser. The common stock component of the consideration was issued subject to certain restrictions on sale of these shares. The acquisition was accounted for using the “purchase method” and, accordingly, activity related to the former xVault entity is included in the Company’s financial statements beginning April 26, 2000.

The Company acquired net liabilities from xVault of approximately $72,000 and incurred direct costs associated with the acquisition of approximately $325,000. The Company recorded goodwill of $2.9 million and other intangible assets totaling $804,000 resulting from the acquisition. The other intangible assets include developed technology, assembled workforce and acquired customer base. The goodwill is being amortized over five years and the other intangible assets are being amortized over lives ranging from three to four years. In addition, the Company recognized a write-off of $620,000 related to in-process research and development resulting from the acquisition. In-process research and development reflects the portion of the cost of acquisition representing technology that did not meet the accounting definition of “completed technology.” As such, under generally accepted accounting principles, the amount allocated to in-process research and development is required to be immediately charged against earnings. The assessment of in-process research and development involved analyzing the discounted cash flows associated with each of the technologies that were under development at the time of the acquisition, including estimated cash flows from successful completion and cash flows necessary to complete each project. The resulting cash flows are adjusted for certain risks before being discounted to present value. Risks taken into consideration include estimates of market size, timing of completion, technical risks, product pricing and competitive factors for each of the acquired technologies. The discount rate used reflects xVault’s estimated weighted average cost of capital plus a risk premium related to the successful completion of the in-process research and development projects. The acquired technologies were in various stages of completion ranging from 13% to 43% of completion, with estimated completion dates no later than 2001. A third-party appraiser was used to determine the fair value of the assets (including intangible assets) and liabilities acquired from xVault as well as the amount of acquired in-process research and development.

The following unaudited pro forma financial information was prepared as if the acquisition occurred on January 1, 1999. Activity of the former xVault entity is recognized in our actual financial results for the entire year of 2001. This information excludes the write-off of in-process research and development discussed above. In the opinion of OTG Software’s management, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The following information is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of OTG Software on a consolidated basis.

	Years ended December 31,

	2000	1999

	(in thousands, except per share amounts) (unaudited)
Revenues	$52,464	$32,978
Pro forma net income (loss)	3,237	(2,427)

Pro forma EPS-Basic	$0.12	$(0.13)

Pro forma EPS-Diluted	$0.11	$(0.13)

The information presented above is based on the Company being treated as an entity subject to income taxes as a regular corporation. See Note 2(m) and Note 9 for related information.

(b)	Smart Storage Acquisition

On March 29, 2001 we acquired Smart Storage in a transaction accounted for using the “pooling of interests” method of accounting. Pursuant to the merger agreement with Smart Storage, we issued 3,081,108 shares of our common stock, $0.01 par value per share, to the former Smart Storage shareholders as merger consideration. Of the shares issued, 308,087 are being held in escrow for a period of twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we reserved 468,219 shares of common stock for issuance upon the exercise of the outstanding options to purchase Smart Storage common stock that we assumed pursuant to the terms of the merger agreement. In connection with our acquisition of Smart Storage we incurred merger and acquisition related expenses of approximately $1.6 million in the first quarter of 2001. Included in the merger and acquisition related expenses was $240,000 related to employee termination benefits. At December 31, 2001 there was no remaining liability for such benefits.

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

For the period January 1, 2001 through March 28, 2001, Smart Storage’s revenues and net loss were $1.8 million and $1.9 million, respectively. Smart Storage’s stand-alone results for this period include merger-related costs (e.g., attorneys’ and accountants’ fees) of approximately $0.9 million. For the year ended December 31, 2000 Smart Storage’s revenues and net loss were $8.5 million and $2.4 million, respectively. For the year ended December 31, 1999 Smart Storage’s revenues and net income were $7.5 million and $0.8 million, respectively. As stated above, the Company’s results and related information for all periods presented in this report reflect the activity of Smart Storage as if Smart Storage had always been a part of the Company. The Smart Storage results described above do not necessarily represent the results that would have occurred if the merger had taken place at a date earlier than the actual consummation date of the merger.

(c)	UniTree Acquisition

On July 25, 2001 we acquired UniTree in a transaction accounted for using the “purchase” method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The results of UniTree’s operations have been included in the Company’s consolidated financial statements since that date. UniTree is a provider of advanced technology for UNIX and Linux-based data storage and database storage management. UniTree develops storage software solutions that manage growing volumes of data. In this acquisition, OTG acquired a staff of engineers and sales personnel with considerable experience in UNIX and Linux data storage management software. OTG expects to be able to expand its own data storage and access management software further in these growing markets. OTG also expects to be able to take advantage of UniTree’s in-process development efforts in database management software for Oracle and DB2 database management programs in future product sales.

The merger consideration for UniTree consisted of 1,466,667 shares of the Company’s common stock valued at $9.2 million and an additional $6.0 million in cash. The Company also issued $4.8 million in promissory notes bearing interest at 7% per annum, payable in two equal installments of $2.4 million on July 25, 2002 and January 25, 2003, subject to the continued employment of certain UniTree employees. Of the $4.8 million, $2.6 million has been allocated as additional purchase price, resulting in an aggregate purchase price of $17.8 million. The remaining $2.2 million of the promissory notes represents a compensatory arrangement that is being recorded ratably over the eighteen-month term of the note increasing the note payable balance reflected in the financial statements. As of December 31, 2001 the note payable balance was approximately $3.2 million.

The value of the 1,466,667 shares of our common stock issued to the former stockholders of UniTree was determined based on the average market price of a share of the Company’s common stock over the three day period before the date of the acquisition. Of the 1,466,667 shares issued, 266,667 shares are to be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders. In addition, the terms of the merger agreement provided for additional consideration of up to 222,222 shares of common stock and $2.0 million in cash to be paid to certain of the former UniTree stockholders upon the achievement of specific performance objectives in 2001. The Company believes no further consideration is due under the agreement, as these objectives were not achieved. The achievement of these objectives is subject to further analysis and audit at the option of certain former UniTree stockholders.

The following table summarizes the estimated fair value of the assets acquired, including intangible assets for which OTG has obtained third-party valuations, and liabilities assumed at the date of the acquisition of UniTree.

At July 25, 2001

(in thousands)
Current assets	$1,527
Property and equipment	95
Goodwill	10,737
In-process research & development	3,700
Intangible assets	5,000

Total assets acquired	21,059
Current liabilities	(1,555)
Long-term liabilities	(1,661)

Total liabilities assumed	(3,216)

Aggregate purchase price	$17,843

The $5.0 million intangible asset represents acquired technology with an estimated useful life of five years. The Company recognized a write-off in 2001 of $3.7 million related to in-process research and development resulting from the acquisition. In-process research and development reflects the portion of the cost of acquisition representing technology that did not meet the accounting definition of “completed technology.” As such, under generally accepted accounting principles, the amount allocated to in-process research and development is required to be immediately charged against earnings. The assessment of in-process research and development involved analyzing the discounted cash flows associated with each of the technologies that were under development at the time of the acquisition, including estimated cash flows from successful completion and cash flows necessary to complete each project. The resulting cash flows are adjusted for certain risks before being discounted to present value. Risks taken into consideration include estimates of market size, timing of completion, technical risks, product pricing and competitive factors for each of the acquired technologies. The discount rate used reflects UniTree’s estimated weighted average cost of capital plus a risk premium related to the successful completion of the in-process research and development projects. The acquired technologies were in various stages of completion ranging from 62% to 90% of completion, with estimated completion dates no later than 2002. Third-party appraisers were used to determine the fair value of the assets (including intangible assets) and liabilities acquired from UniTree as well as the amount of acquired in-process research and development. Of the $10.7 million of goodwill, we do not expect any of the amount to be deductible for tax purposes.

The unaudited pro forma financial information following this paragraph was prepared as if the acquisition of UniTree occurred as of the beginning of each period presented. This information includes a one-time charge of stock compensation expense of $2.2 million related to the sale of shares to certain UniTree employees in June 2001 prior to the acquisition. In addition, this information includes an adjustment of $1.6 million and $2.8 million for the years ended December 31, 2001 and December 31, 2000, respectively, of amortization expenses associated with certain intangible assets and other expenses associated with the UniTree acquisition. This information excludes the write-off of in-process research and development discussed above. In the opinion of the Company’s management, all adjustments necessary to present fairly such information have been made based on the terms and structure of the transaction. The table of information following this paragraph is presented for illustrative purposes only and does not necessarily represent the financial results that would have resulted had the acquisition actually occurred on the date indicated nor are the results indicative of the future results of operations or financial condition of the Company on a consolidated basis.

	Year Ended
	December 31,

	2001	2000

	(in thousands, except per share amounts) (unaudited)
Revenues	$66,229	$54,491
Pro forma net income (loss)	(6,554)	1,172

Pro forma EPS — Basic	$(0.20)	$0.04

Pro forma EPS — Diluted	$(0.20)	$0.04

The information presented above is based on the Company being treated as an entity subject to income taxes as a regular corporation. See Note 2(m) and Note 9 for related information.

5.     Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair values due to the short-term nature of these instruments. The carrying amount of the notes payable approximates the fair values based on interest rates currently offered to the Company for debt instruments of comparable maturities. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6.     Other Current Assets

Other current assets include other (non-trade) accounts receivable and prepaid expenses.

7.     Property and Equipment

Property and equipment consists of the following:

	December 31,

	2001	2000

	(in thousands)
Computer hardware	$4,983	$3,729
Computer software	3,074	1,737
Furniture, fixtures and office equipment	2,248	1,422
Leasehold improvements	4,179	411

	14,484	7,299
Less accumulated depreciation and amortization	(4,338)	(2,555)

Property and equipment, net	$10,146	$4,744

Property and equipment under capital leases at December 31, 2001 and December 31, 2000 was $605,000 and $196,000, respectively. The related accumulated amortization as of December 31, 2001 and 2000 was $141,000 and $88,000, respectively.

8.     Other noncurrent assets, net

These assets include amounts representing security deposits for leased facilities and the long-term portion of a prepaid software maintenance agreement.

9.     Income taxes

Prior to our IPO in March 2000, OTG had elected to be treated as a “Subchapter S” corporation for federal and state income tax purposes. Under Subchapter S of the Internal Revenue Code, OTG’s taxable income or loss was reported by the stockholders and, accordingly, no federal or state income taxes were provided for in the financial statements prior to the Company’s IPO. In connection with the Company’s IPO, OTG ceased to be a Subchapter S company. OTG is now subject to federal and state income taxes. Smart Storage was subject to tax as a regular corporation for all periods presented.

Total income taxes for the years ended December 31, 2001, 2000, and 1999 were allocated as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Income from continuing operations	$(1,554)	$(166)	$105
Stockholders’ equity, for tax benefit of stock options exercised	(2,093)	(1,212)	—

	$(3,647)	$(1,378)	$105

The components of the Company’s provision for income taxes is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Current provision:
Federal	$43	$2,601	$80
State	130	576	1
Foreign	94	25	24

Total current provision	267	3,202	105
Deferred provision:
Federal	(1,393)	(2,758)	—
State	(428)	(610)	—

Total deferred benefit	(1,821)	(3,368)	—

	$(1,554)	$(166)	$105

As of December 31, 2001 the Company has net operating losses (NOL) carryforwards for federal and state income tax purposes of approximately $6.2 million and $4.8 million respectively, which begin expiring in 2019. In addition, at December 31, 2001, the Company has research and development carryfowards of approximately $1.2 million. The utilization of approximately $5.3 million of the NOLs is limited pursuant to Internal Revenue Code Section 382 as a result of prior ownership changes.

United States taxes have not been provided on the earnings of foreign subsidiaries since the subsidiaries’ earnings are considered permanently reinvested outside the United States.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,

	2001	2000

	(in thousands)
Deferred tax assets
Net operating losses (US)	$2,267	$964
Accrued compensation costs and other expenses not currently deductible	1,454	1,206
Credit for increasing research and experimentation expenditures	1,232	425
Allowances for doubtful accounts and sales returns	1,029	599
Deferred software and services revenues	554	373
Foreign tax credits and net operating losses	299	166
Other credits and carryovers	—	46

Total deferred tax asset	6,835	3,779
Valuation allowance on foreign tax credits and net operating losses	(299)	(166)

Deferred tax asset, net of allowance	6,536	3,613
Deferred tax liability:
Acquired intangible assets	(1,918)	(245)
Other deferred tax liabilities	(33)	—

Total deferred tax liability	(1,951)	(245)

Net deferred tax asset	4,585	3,368
Less: current portion, deferred tax assets	(2,997)	(2,066)

Noncurrent portion, deferred tax assets	$1,588	$1,302

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $11.8 million. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these deductible differences, excluding net operating losses and certain tax credits related to foreign operations. Management has recorded a valuation allowance of $299,000 and $166,000 as of December 31, 2001 and December 31, 2000, respectively, against the net operating losses and tax credits from foreign operations. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The differences between the expected tax provision based on the federal income statutory rate and the actual provision are presented in the table below:

	December 31,

	2001	2000

Federal statutory rate	(34.0)%	34.0%
Increases (decreases) related to:
State income taxes	(1.3)	6.4
In-process research and development write-off	16.2	7.3
Expenses, principally related to stock-based compensation, not deductible	8.1	10.9
Research and development credits	(8.0)	(16.4)
Benefit from termination of Subchapter S status	—	(40.0)
Increase in valuation allowance on foreign NOLs		(2.0)
Other credits and adjustments	1.9	(5.7)

	(17.1)%	(5.5)%

10.     Notes Payable and Long-Term Debt

In October 2000 the Company amended and restated its commercial credit facility with PNC Bank. Under the amended loan agreement, the maximum available borrowing under the revolving line of credit was increased from $5 million to $10 million, including a $5 million sub-line of credit for establishing letters of credit. As of December 31, 2001 OTG had a $2.8 million letter of credit established under this sub-line of credit. The maximum borrowings under the loan agreement at any time, including amounts under the revolving line of credit and the sub-line of credit, are limited to the lesser of $10 million or 80% of qualified accounts receivable, as defined in the agreement. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 2.5%, as selected by the Company, and are secured by certain assets of the Company.

On June 9, 1998, the Company purchased from a former stockholder all of his shares for $11.5 million. The Company recorded this transaction as the re-purchase and retirement of treasury stock. The Company paid $6.0 million in cash and issued a note with a face value of $5.5 million and a 10% rate of interest to the former stockholder. The Company recorded the note at its face value, which approximated the fair value at the date of issuance. In January 2000 a payment of $1.3 million was made on the note. In March 2000 the Company retired the note with a final payment of $4.2 million.

On June 9, 1998, the Company borrowed $12.0 million by issuing notes to fund payments required under the stock re-purchase as described above, fund distributions to other stockholders, and to provide working capital to the Company. The notes were made up of convertible subordinated notes amounting to $7.6 million and senior subordinated notes amounting to $4.4 million. In March 2000 subsequent to its IPO, the Company retired all of its outstanding senior subordinated notes. At retirement, the principal amount of these notes was $4.4 million and the related accrued interest was $0.1 million. In addition, in March 2000 and subsequent to the Company’s IPO, all of the Company’s outstanding convertible subordinated notes were converted into 4,161,506 shares of common stock. Prior to conversion the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the notes at the time of conversion.

Pursuant to an agreement with the Company’s principal stockholder, the Company repaid promissory notes with an aggregate principal amount of $3.0 million in March 2000. These notes had terms similar to the Company’s senior subordinated notes.

As of December 31, 2000 we had interest-bearing debt outstanding of approximately $85,000 relating to a note payable to a shareholder, bearing 10% interest annually, and $450,000 in notes payable relating to Smart Storage’s acquisition of certain intangible assets in 2000, bearing 9% interest annually. The note payable to the shareholder was paid in full in October 2001 and the notes payable related to certain intangible assets is due in two equal installments of $225,000 on January 31, 2001 and 2002.

As of December 31, 2001 we had interest-bearing debt outstanding of approximately $3.2 million, representing the accreted value of notes payable to certain shareholders pursuant to the terms of the acquisition agreement with UniTree (see Note 4(c)). In addition, the remaining balance on the note payable related to Smart Storage’s acquisition of certain intangible assets in 2000 was $225,000 as of December 31, 2001.

In December 2001 the Company received $120,000 in economic development funds from the State of Maryland. These funds are secured by a note payable to Maryland for the face amount of $120,000, bearing interest at 5% annually. Upon the achievement of certain objectives over the term of the note, portions or all of the note balance will be forgiven. The objectives primarily relate to the hiring of a specified number of employees during the term of the arrangement. If the objectives are not met, quarterly principal and interest payments become due and payable beginning October 15, 2004, continuing until the balance is paid off no later than September 15, 2008.

11.     Employee Retirement Plans

As of December 31, 2001 the Company has one active 401(k) Retirement Plan (the “401(k) Plan”) covering substantially all its employees. Participants in the 401(k) Plan may elect to defer up to 15% of their compensation. The Company may make a discretionary matching contribution. The Company will match 25% of employee contributions up to 6% of compensation.

Smart Storage has a 401(k) savings plan that became inactive in December 2001 and will be merged into the Company’s 401(k) Plan in 2002. Under this plan, Smart Storage generally matched 20% of employee contributions to the plan up to a maximum of 5% of gross wages.

The amounts recorded as 401(k) match expense for 2001, 2000 and 1999 were approximately $255,000, $197,000 and $135,000, respectively.

The Company also has a benefit plan covering certain senior executives, contributions to which are discretionary. The Company made no contributions to this plan in 2001, 2000 or 1999.

12.     Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain office equipment under capital and non-cancelable operating leases. Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following:

	Capital	Operating
Year	leases	leases

	(in thousands)
2002	$117	$3,625
2003	98	3,338
2004	98	3,010
2005	98	2,906
2006	73	2,906
Thereafter	—	12,834

Total minimum lease payments	$484	$28,619
Less interest on capital leases	(63)

Net present value of minimum lease payments	421
Less current portion	(94)

Capital lease obligations, net of current portion	$327

Rent expense of approximately $3.1 million, $1.5 million and $1.0 million was charged to operations for 2001, 2000 and 1999, respectively. Rent expense in 2001 was net of $164,000 related to the amortization of a $2.8 million lease incentive provided by the lessor under the terms of the lease agreement. As of December 31, 2001 the remaining balance of the lease incentive was $2.6 million and is reported as deferred rent on the consolidated balance sheet.

In June 2000 the Company entered into a lease commitment for a portion of an office building being constructed in Rockville, Maryland. The lease was amended on April 2001 to change the occupancy date to June 1, 2001 from April 15, 2001. In June 2001 we relocated to our new facilities. In connection with our relocation from our prior facilities, we paid our prior landlord approximately $100,000 in additional rent and termination fees and eliminated approximately $1.4 million in future lease obligations related to our prior facility. Our current lease provides for payments of approximately $242,000 per month during the first year of the agreement escalating each subsequent year based on the lesser of 2.5% of the amount of the annual base rent for the preceding lease year or three times the increase in the Consumer Price Index as defined in the agreement.

In August 2000 the Company established a standby letter of credit at PNC Bank naming the lessor of the Company’s new headquarters building as beneficiary. The letter of credit was issued in lieu of the Company making a cash payment to the lessor for the security deposit. The letter of credit is for $2.8 million and is collateralized by U.S. Treasury Bills. On August 4, 2001 the letter of credit was automatically extended for an additional one year period.

(b) Legal proceedings

On or about July 26, 2001 a class action lawsuit was filed in the Southern District of New York naming OTG Software, officers of the Company who signed the registration statement in connection with our initial public offering and the managing underwriters of the initial public offering as defendants. The complaint alleges that the Company’s initial public offering registration statement and final prospectus contained material misrepresentations and/or omissions related in part to additional, excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly improperly allocated shares of the public offering. The complaint seeks relief in the form of damages and/or rescission of the plaintiff’s purchase transaction. Since this initial complaint was filed, two other complaints making similar or identical allegations and seeking similar relief have been filed in that court on September 5, 2001 and September 18, 2001.

These cases are at an early stage, and the Company has not formally responded to the allegations. However, OTG intends to defend the Company and its officers vigorously. Management believes that it is not possible at the current time to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in our consolidated financial statements.

The Company is currently involved in a dispute with a former employee regarding the terms of the individual’s separation from the Company. Though the former employee has expressed intent to file a lawsuit, to date no complaint has been filed and the Company cannot, at this time, determine the outcome of this dispute. Accordingly, we cannot reasonably estimate the financial impact, if any, that this dispute will have upon future reporting periods. The Company intends to vigorously defend any legal action arising out of this dispute.

In addition, the Company is occasionally involved in legal proceedings from time to time arising through the normal course of business. Management believes that the Company is not currently a party to any other legal proceedings in which an unfavorable outcome would have a material effect on its results of operations or financial position.

(c) Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash and cash equivalents balances with financial institutions. The Company extends credit to its customers on an unsecured basis in the normal course of business and maintains an allowance for potential losses as identified. In connection with its credit term arrangements, the Company performs credit assessments for the credit terms being considered on a customer-specific basis as transactions occur. Included in accounts receivable at December 31, 2001 is $9.3 million related to arrangements with extended payment terms. The amounts due under these arrangements are all due within six months of December 31, 2001. Amounts due under similar arrangements as of December 31, 2000 totaled $9.1 million.

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

OTG maintains a marketing development program whereby eligible customers are reimbursed for qualified marketing and advertising costs. The program is structured to comply with the requirements proscribed by Emerging Issues Task Force Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, to recognize the consideration paid as a cost rather than as a reduction of revenue. The Company’s unrecorded contingent obligation under this program at December 31, 2001 is approximately $266,000.

The Company is obligated to make payments in the amount of $80,000 per year for the years 2002 through 2003 to the estate of a former employee. The payments are contingent upon the Company meeting certain financial targets and other criteria as defined in the agreement.

13.     Stockholders’ Equity (Deficit)

(a) Common stock

The Company is incorporated in the State of Delaware and has the authority to issue 65,000,000 shares of common stock, par value $0.01. As of December 31, 2001 there were 33,344,021 shares of common stock issued and 33,249,821 shares of common stock outstanding.

On January 18, 2000 the Company’s Board of Directors declared a two-for-one split of the Company’s common stock in the form of a stock dividend and recommended to the Company’s stockholders the adoption of an Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of common stock to 65,000,000. By written consent dated February 17, 2000 the Company’s stockholders approved the adoption of the Company’s Amended and Restated Certificate of Incorporation. The Company’s Amended and Restated Certificate of Incorporation became effective upon filing with the Secretary of the State of Delaware on March 9, 2000. All common share, per common share and conversion amounts related to common stock, stock options and stock purchase warrants included in the Financial Statements and accompanying Notes to Consolidated Financial Statements have been retroactively adjusted to reflect the stock split.

As discussed in Note 3, on March 10, 2000 the Company issued 5,000,000 shares of common stock in the IPO. In addition, in conjunction with the IPO, all of the Company’s outstanding convertible subordinated notes were converted into 4,161,506 shares of common stock. Prior to conversion the principal amount of these notes was $7.6 million and the related accrued interest was $1.2 million; the Company was not obligated to pay any accrued but unpaid interest on the notes at the time of conversion. The Company’s follow-on public offering of 1,650,000 shares common stock is also discussed in Note 3.

In November 2000 the holder of warrants to purchase 30,000 shares of the Company’s common stock exercised those financial instruments. The transaction generated proceeds to the Company of $55,000.

As discussed in Note 4(b), on March 29, 2001 we issued 3,081,108 shares of common stock, to acquire Smart Storage, including 308,087 shares that are being held in escrow for twelve months to secure certain indemnification obligations of certain former Smart Storage shareholders. In addition, we have reserved 468,219 shares of common stock for issuance upon the exercise of outstanding options to purchase Smart Storage common stock, that we assumed pursuant to the terms of the merger agreement.

As discussed in Note 4(c), on July 25, 2001 we issued 1,466,667 shares of common stock to acquire UniTree, including 266,667 shares to be held in escrow for a period of time not to exceed three years to secure certain indemnification obligations of the former UniTree stockholders.

(b) Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share (Preferred Stock). The Preferred Stock may be issued at the discretion of the Company’s Board of Directors in one or more series and on one or more occasions. Each series of Preferred Stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as the Company’s Board of Directors may determine.

(c) Treasury Stock

In September 2001 the Company began acquiring shares of its common stock in connection with a stock repurchase program announced on September 17, 2001 (Stock Repurchase Program). The Stock Repurchase Program authorizes the Company to repurchase up to 1,000,000 shares of its common stock from time to time on the open market starting September 17, 2001. The Company had repurchased 94,200 shares of common stock under this program as of December 31, 2001 at an aggregate cost of approximately $461,000.

(d) Stock subscriptions receivable

As of December 31, 2001 and 2000, the Company had stock subscription notes receivable and accrued interest of approximately $1,132,000 and approximately $1,052,000 respectively, from certain employees of the Company with interest rates ranging from 5% to 8%. The majority of the notes were issued in connection with the issuance of 745,444 shares of the Company’s common stock. Approximately 476,190 of the shares were issued in connection with a restricted stock purchase under the Company’s 1998 Stock Incentive Plan. Approximately $103,000 of the notes due in January 2002 were extended through June 2002 with an increase in the interest rate from 8% to 10%, and approximately $874,000 of the notes are due in October 2004. The Company has full recourse against the employees to collect these notes, which are collateralized by the stock. These notes receivable are recorded as an offset to stockholders’ equity in the accompanying consolidated balance sheets. The Company began to accrue interest on the notes upon completion of its initial public offering in March 2000 (the accrued interest is reflected on the Company’s Consolidated Balance Sheets as an increase in the balance of the notes and a decrease in accumulated deficit). For the years ended December 31, 2001 and 2000, the Company recorded interest of approximately $80,000 and $65,000, respectively. The remaining amount of the stock subscription notes receivable includes notes receivable for approximately $10,000 from employees in exchange for the exercise price of stock options.

(e) Stock-based compensation

In 1998, the Company adopted the “1998 Stock Incentive Plan”. The Board of Directors determined that, subsequent to February 17, 2000, no additional awards of stock-based compensation will be granted under the Company’s 1998 Stock Incentive Plan. As of December 31, 2001 and 2000, respectively, there were 2,341,248 and 3,256,723 shares outstanding under this plan.

On January 18, 2000 the Company’s Board of Directors adopted, and on February 17, 2000 the Company’s stockholders approved the 2000 Stock Incentive Plan (2000 SIP) and the 2000 Employee Stock Purchase Plan (the Purchase Plan). Under the 2000 SIP, 1,000,000 shares of the Company’s common stock were reserved for issuance as incentive stock options, non-statutory stock options, awards of unvested common stock and other stock-based awards.

During 2001, 2000 and 1999, all stock options granted were granted to employees and directors of the Company. During 2001 employee exercises of stock options resulted in proceeds to the Company of approximately $1.5 million and the issuance of approximately 917,793 shares of common stock. During 2000 employee exercises of stock options resulted in proceeds to the Company of approximately $1.1 million, including a note receivable for approximately $10,000, and the issuance of approximately 634,857 shares of common stock.

The Amended and Restated 2000 ESPP (the Purchase Plan) authorizes the issuance of up to 600,000 shares of the common stock to participating employees. Eligible employees are permitted to purchase common stock up to 10% of the employee’s base pay at a purchase price equal to 85% of the lesser of the closing price of the common stock on the first and last days of the offering period, as defined in the Purchase Plan. During 2001 and 2000, 76,083 and 18,389 shares of common stock, respectively, were issued under the Purchase Plan, resulting in proceeds to the Company of approximately $0.4 million and $0.3 million, respectively.

The table below summarizes stock option activity for the years ended December 31, 2001, 2000 and 1999.

		Weighted
		average
	Stock	exercise
	Options	price

Stock options:
Outstanding as of December 31, 1998	3,405,451	$1.76
Granted	1,044,614	3.40
Exercised	—	—
Forfeited	(472,661)	2.14

Outstanding as of December 31, 1999	3,977,404	2.14
Granted	1,764,207	17.59
Exercised	(634,857)	1.78
Forfeited	(386,586)	12.03

Outstanding as of December 31, 2000	4,720,168	7.16
Granted	2,828,263	6.06
Exercised	(917,793)	1.59
Forfeited	(648,736)	11.71

Outstanding as of December 31, 2001	5,981,902	7.00

	Stock options outstanding			Stock options exercisable

		Average	Weighted		Weighted
	Number	remaining	average		average
Range of	outstanding	contractual	exercise	Number	exercise
exercise prices	as of 12/31/01	life (years)	price	exercisable	price

$0.00 - $5.00	2,201,485	6.8	$2.11	1,690,271	$1.92
$5.01 - $15.00	2,970,110	9.3	6.56	283,566	7.92
$15.01 - $25.00	654,920	8.3	19.63	306,796	19.46
$25.01 - $35.00	139,287	8.6	30.42	46,079	30.26
$35.01 - $40.00	16,100	8.5	39.08	5,684	39.17

	5,981,902	8.2	7.00	2,332,396	5.61

At our annual shareholders’ meeting on May 31, 2001 the shareholders approved an additional increase of 1,500,000 in the number of shares of common stock available for awards under the 2000 SIP. As of December 31, 2001 there were five shares available for award under the Company’s 2000 SIP. In January 2002, the number of shares available for award under the Company’s 2000 SIP was increased to 997,499 under the “evergreen” provisions of the 2000 SIP.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. The Company recorded deferred compensation expense of approximately $2.9 million relating to stock options to purchase 1,024,900 shares of common stock granted in 1999 equal to the difference between the fair market value of the Company’s common stock on the grant date and the exercise price of the options. The deferred compensation is being amortized to expense ratably over the vesting period of the stock options, which is generally four years. In 2001, 2000 and 1999, the Company recognized expense of $631,000, $676,000 and $329,000, respectively, related to the amortization of deferred compensation.

SFAS No. 123 requires pro forma net income (loss) per common share disclosures as if the Company had accounted for its stock options granted under the fair value method prescribed by that statement. Had it used this methodology for determining compensation expense, the Company’s net results and net income (loss) per common share would have been reduced as indicated in the table below.

In order to calculate the pro forma net income (loss) information presented below, the Company used the Black-Scholes stock option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: stock volatility of 95%, 80% and 0%; risk-free interest rate of 4.40%, 6.48% and 5.17%; expected stock life of 4 years for each year, and; no dividend yield in each year. The per share weighed average fair value of the stock options granted in 2001, 2000 and 1999 was $4.16, $10.98 and $0.58, respectively.

		Years ended December 31,

		2001	2000	1999

		(in thousands, except for per
		share amounts) (unaudited)

Pro forma net income (loss)	As reported	$(7,550)	$3,523	$(693)
	As adjusted	$(13,123)	$655	$(1,059)

Pro forma EPS-Basic	As reported	$(0.24)	$0.13	$(0.04)
	As adjusted	$(0.41)	$0.02	$(0.06)

Pro forma EPS-Diluted	As reported	$(0.24)	$0.12	$(0.04)
	As adjusted	$(0.41)	$0.02	$(0.06)

The information presented above is based on the Company being treated as an entity subject to income taxes as a regular corporation. See Note 2(m) and Note 9 for related information.

14.     Net income (loss) per common share

Net income or loss per common share (EPS) is presented on both a basic and diluted basis in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive securities.

The table below presents the computation of Basic and Diluted EPS (the amounts presented in the table are in thousands, except per share amounts). For all periods presented prior to conversion into common stock in March 2000, the assumed conversion of the Company’s convertible notes into common stock has an anti-dilutive effect on Diluted EPS and, therefore, assumed conversion is excluded from the Diluted EPS calculations. In addition, for 2001 and 1999, the assumed conversion of stock options and warrants into common stock has an anti-dilutive effect on Diluted EPS and, therefore, the assumed conversion of these financial instruments is excluded from the Diluted EPS calculation for these periods.

	Years ended December 31,

	2001	2000	1999

	(in thousands, except per
	share amounts)

Net loss:
Basic and Diluted	$(7,550)

Pro forma net income (loss) (unaudited):
Basic and Diluted		$3,523	$(693)

Shares of common stock:
Weighted average shares of common stock outstanding (Basic)	32,053	27,260	19,232

Incremental shares related to:
Outstanding stock options	—	3,216	—
Outstanding warrants	—	17	—

Weighted average equivalent shares of common stock outstanding (Diluted)	32,053	30,493	19,232

EPS-Basic	$(0.24)

EPS-Diluted	$(0.24)

Pro forma EPS-Basic (unaudited)		$0.13	$(0.04)

Pro forma EPS-Diluted (unaudited)		$0.12	$(0.04)

15.     Accrued Expenses

As of December 31, 2001 and 2000, accrued expenses consist of the following:

	December 31,

	2001	2000

	(in thousands)
Accrued compensation and employee benefits	$4,225	$3,421
Accrued royalties	2,140	1,174
Other accrued expenses	3,418	2,977

Total Accrued Expenses	$9,783	$7,572

16.     Segment Information and Related Disclosures

Our operations consist of one business segment providing on-line data storage and data access software solutions for business applications, e-mail management and related services. Our sales to customers in foreign countries primarily include those located in Europe and Asia. No foreign country accounts for more than 10% of our revenue. For 2001, 2000 and 1999, our revenues from foreign countries represented 13%, 16% and 14%, respectively, of our total revenues. Long-lived assets held in any foreign country are not material to the consolidated financial statements.

17.     Related Party Transactions

In October 1999 the principal stockholder of the Company sold 40,000 shares of the Company’s common stock to an employee of the Company for $2.75 per share. The Company recognized compensation expense of approximately $330,000 related to the transaction, reflecting the difference between the purchase price and the estimated fair value of the common stock at the time of the purchase.

In January 1996, the Company entered into a note payable to a stockholder for $144,671, bearing 10% interest. The balance of the note payable, including accrued interest, was paid in full in October 2001.

In March 2000 subsequent to the IPO, the Company made payments totaling $1.2 million to certain current and former stockholders representing reimbursement of income taxes paid by these stockholders when the Company was treated as a Subchapter S entity for income tax purposes.

Following its IPO in March 2000 the Company retired all of its outstanding senior subordinated notes held by certain stockholders, repaid certain promissory notes with its principal stockholder and retired a note payable with a former employee. These transactions are discussed in Note 10. See also Note 13(a) related to the conversion of all of the Company’s outstanding convertible notes held by certain stockholders into shares of the Company’s common stock. Prior to their retirement in the first quarter of 2000, the Company recorded interest expense on the notes payable to its principal stockholder of $82,000 and $158,000 for 2000 and 1999, respectively.

In March 2000 the Company made a bonus compensation payment to a former employee of $0.3 million. The payment was contingent on the Company consummating the IPO.

In December 2000 the Company sold software licenses for approximately $112,000 to a company that is wholly-owned by OTG’s chief executive officer.

In 2001 the Company paid $400,000 in fees to an investment banking firm for advisory services in connection with our acquisition of Smart Storage in March 2001. A member of our board of directors is a principal in the investment banking firm to which these fees were paid.

In connection with the acquisition of UniTree in July 2001, the Company issued $4.8 million in promissory notes bearing interest at 7% per annum, payable over eighteen months, subject to the continued employment of certain UniTree employees. See Note 4(c). For the year ended December 31, 2001 the Company recorded interest expense on the notes payable totaling $140,000.

18.     Selected Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)
	(unaudited)

Year ended December 31, 2001
Operating revenues	$13,923	$15,926	$16,569	$18,506
Gross profit	$11,440	$13,040	$12,597	$14,681
Operating loss	$(3,210)	$(1,753)	$(2,470)	$(5,147)
Net loss	$(1,359)	$(71)	$(2,383)	$(3,737)
Earnings per share (Basic)	$(0.04)	$(0.00)	$(0.07)	$(0.11)
Earnings per share (Diluted)	$(0.04)	$(0.00)	$(0.07)	$(0.11)

Year ended December 31, 2000
Operating revenues	$10,683	$12,070	$14,435	$15,170
Gross profit	$9,132	$10,136	$12,423	$12,419
Operating income (loss)	$224	$(601)	$1,368	$(960)
Net income (loss)	$(134)	$365	$2,103	$834
Earnings per share (Basic)	$(0.01)	$0.01	$0.07	$0.03
Earnings per share (Diluted)	$(0.01)	$0.01	$0.07	$0.03

Note: See Notes 3, 4 and 9 for information related to certain ownership changes, purchase accounting adjustments, including write-offs of acquired research and development, and a change in the Company’s status regarding income taxes, respectively. The Company’s operating results for interim periods may not be indicative of the results of operations for a full fiscal year. The earnings per share calculation for the year is a separate annual calculation. Accordingly, the sum of the quarterly earnings per share amounts does not necessarily equal the earnings per share for the year.

19.     Supplemental information — Allowance for Uncollectible Accounts Receivable

(in thousands)
Balance as of December 31, 1998	$731
Additions charged to expense	322
Additions charged to other accounts	46
Amounts charged to allowance	(155)

Balance as of December 31, 1999	944
Additions charged to expense	1,041
Additions charged to other accounts	206
Amounts charged to allowance	(650)

Balance as of December 31, 2000	1,541
Additions charged to expense	1,974
Additions charged to other accounts	255
Amounts charged to allowance	(894)

Balance as of December 31, 2001	$2,876

20.     Supplemental information — Consolidated Statements of Cash Flows

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Cash paid during the period for:
Income taxes	$1,025	$155	$1
Interest	$44	$700	$1,140
Material non-cash transactions:
Issuance of common stock related to the July 2001 acquisition of UniTree	$9,216	$—	$—
Issuance of notes payable related to the July 2001 acquisition of UniTree	$2,627	$—	$—
Issuance of common stock related to the April 2000 acquisition of xVault	$—	$2,173	$—
Conversion of all outstanding convertible subordinated notes payable (including related accrued interest) into 4,161,506 shares of common stock in March 2000	$—	$8,833	$—
Issuance of note payable related to acquisition of intangible assets	$—	$450	$—
Acquisition of property and equipment resulting from lease incentives	$2,813	$—	$—

21.     Subsequent Event

On February 20, 2002, OTG entered into an Agreement and Plan of Merger with Legato Systems, Inc., whereby OTG will merge with and into a wholly-owned subsidiary of Legato, and become a wholly-owned subsidiary of Legato (the “Merger”). In the Merger, OTG public stockholders will receive merger consideration of 0.6876 shares of Legato common stock, plus $2.50 in cash for each share of OTG common stock.

The closing of the Merger is subject to customary conditions, including shareholder approval by both companies and regulatory approval of the transaction.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers

Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2002 Annual Meeting of Stockholders, or will be included in a subsequent amendment to the Form 10-K and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this report under the caption “Executive Officers” in reliance on General Instruction G to Form 10-K.

Item 11. Executive Compensation

Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2002 Annual Meeting of Stockholders, or will be included in a subsequent amendment to the Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2002 Annual Meeting of Stockholders, or will be included in a subsequent amendment to the Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding this item appears in our definitive Proxy Statement to be filed pursuant to Regulation 14A relating to our 2002 Annual Meeting of Stockholders, or will be included in a subsequent amendment to the Form 10-K and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Consolidated Financial Statements

The following consolidated financial statements of OTG Software, Inc. are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2001 and 2000

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

•	Notes to Consolidated Financial Statements

Consolidated Financial Statements

     All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the consolidated financial statement or notes thereto included in this report.

Exhibits

3.1	Amended Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

3.2	Restated By Laws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

4.1	Refer to Exhibits 3.1 and 3.2

10.1	1998 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

Exhibits

10.2	Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Three Month Period Ended June 30, 2001)

10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000)

10.4	Employment Agreement with Richard A. Kay, our chairman, president and chief executive officer, as amended (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

10.5	Employment agreement with F. William Caple, our executive vice president and secretary, dated as of January 1, 2002

10.6	Employment agreement with Ronald W. Kaiser, our chief financial officer and treasurer, dated December 20, 2001

10.7	Form of Subchapter S Tax Indemnification Agreement executed with certain stockholders (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

10.8	Form of Indemnification Agreement executed with directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1; SEC file No. 333-93581)

10.9	Agreement and Plan of Merger by and among OTG Software, Inc., OTG Merger Corp. and xVault, Inc., dated April 17, 2000 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated May 9, 2000 (No. 000-29809)

10.10	Lease for facilities at 2600 Tower Oaks Boulevard in Rockville, Maryland (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Three Month Period Ended June 30, 2000)

10.11	Security Agreement dated as of July 22, 1999 by and among Online Technology Group, Inc., OTG Software, Inc. and PNC Bank, National Association as amended by the Affirmation and Partial Release dated as of October 30, 2000, by and between OTG Software, Inc. and PNC Bank, National Association 48516 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1; SEC file No. 333-48516)

10.12	Amended and Restated Loan Agreement dated as of October 30, 2000 by and between OTG Software, Inc. and PNC Bank, National Association and a related Amended and Restated Revolving Credit Note (incorporated herein by reference

Exhibits

to Exhibit 10.15 to the Company’s Registration Statement on Form S-1; SEC file No. 333-48516)

10.13	Agreement and Plan of Merger by and among OTG Software, Inc., OTG Acquisition Corp., Smart Storage, Inc., and the Principal Shareholders Named Therein, dated March 22, 2001 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 12, 2001 (No. 000-29809)

10.14	Agreement and Plan of Merger by and among Legato Systems, Inc., Orion Acquisitions Sub Corp., and OTG Software, Inc., dated February 20, 2002 (incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated February 22, 2002 (No. 000-29809)

21	Subsidiaries of OTG Software, Inc.

23	Consent of KPMG LLP

Reports on Form 8-K

On March 28, 2001, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 5 and 7 of Form 8-K related to our announcement of the acquisition of Smart Storage.

On April 12, 2001, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 2 and 7 of Form 8-K related to our acquisition of Smart Storage.

On April 25, 2001, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 5 and 7 of Form 8-K related to our earnings release for the three months ended March 31, 2001.

On April 25, 2001, we filed a Current Report on Form 8-K/A. The report was filed pursuant to Item 7 of Form 8-K/A related to our acquisition of Smart Storage.

On July 30, 2001, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 5 and 7 of Form 8-K related to our earnings release for the three and six months ended June 30, 2001 and announcement that we were acquiring UniTree Software, Inc.

On July 31, 2001, we filed a Current Report on Form 8-K/A. The report was filed pursuant to Item 7 of Form 8-K/A related to the earnings release for the three and six months ended June 30, 2001.

On October 22, 2001, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 5 and 7 of Form 8-K related to our conference call for the three months ended September 30, 2001.

On February 22, 2002, we filed a Current Report on Form 8-K. The report was filed pursuant to Items 5 and 7 of Form 8-K related to an Agreement and Plan of Merger with Legato Systems Inc.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Richard A. Kay Richard A. Kay President, Chairman and Chief Executive Officer	Date: March 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

By:	/s/ Ronald W. Kaiser Ronald W. Kaiser Chief Financial Officer and Treasurer (Principal Financial Officer)	Date: March 8, 2002

By:	/s/ Hunter J. Louis Hunter J. Louis Vice President of Finance and Accounting (Principal Accounting Officer)	Date: March 8, 2002

By:	/s/ Gabriel A. Battista Gabriel A. Battista, Director	Date: March 8, 2002

By:	/s/ John Burton John Burton, Director	Date: March 8, 2002

By:	/s/ F. William Caple F. William Caple, Director	Date: March 8, 2002

By:	/s/ Joseph R. Chinnici Joseph R. Chinnici, Director	Date: March 8, 2002

By:	/s/ Geaton A. DeCesaris, Jr. Geaton A. DeCesaris, Jr., Director	Date: March 8, 2002

By:	/s/ Donald B. Hebb, Jr. Donald B. Hebb, Jr., Director	Date: March 8, 2002