Form 10-K/A
period 2001-12-31
OTG SOFTWARE INC
filed 2002-04-11
CIK 1101757

FORM 10-K/A. – ANNUAL REPORT PURSUANT TO SECTION 13
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

Common stock,
par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock of OTG Software, Inc. held by non-affiliates on January 31, 2002 was approximately $203,730,757. As of January 31, 2002, there were issued 33,313,990 shares and outstanding 33,219,790 shares of OTG Software, Inc. common stock, $0.01 par value per share.

EXPLANATORY NOTE

     The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on March 8, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company’s Amended and Restated Certificate of Incorporation provides that the Board of Directors is classified into three classes (designated as Class I directors, Class II directors and Class III directors), with members of each class holding office for staggered three-year terms. There are currently two Class I directors, whose terms expire at the 2004 Annual Meeting of Stockholders, two Class II directors, whose terms expire at the 2002 Annual Meeting of Stockholders, and three Class III directors, whose terms expire at the 2003 Annual Meeting of Stockholders (in all cases subject to the election and qualification of their successors and to their earlier death, resignation or removal).

NAME	AGE	TITLE

Richard A. Kay	46	President, Chief Executive Officer, Chairman of the Board of Directors (Class III Director)
F. William Caple	43	Executive Vice President, Secretary, Class II Director
Ronald W. Kaiser	48	Chief Financial Officer and Treasurer
Gabriel A. Battista	57	Class III Director
John Burton	50	Class II Director
Joseph R. Chinnici	47	Class I Director
Geaton A. DeCesaris, Jr.	46	Class III Director
Donald B. Hebb, Jr.	59	Class I Director

RICHARD A. KAY, the Company’s founder, has served as chairman of the Company’s Board of Directors, president and chief executive officer since the Company’s inception in 1992. Prior to founding the Company, Mr. Kay co-founded National Operator Services, Inc., a reseller of telephone operator services, and NOS Communications, a reseller of AT&T long distance services.

F. WILLIAM CAPLE has served on the Board of Directors since December 1997. Mr. Caple has served as the Company’s executive vice president since May 1996.

RONALD W. KAISER has served as our chief financial officer and treasurer since June of 1988. From April 1998 to June 1998, Mr. Kaiser was an employee of Network Associates, Inc., an Internet security company, following the acquisition of Trusted Information Systems, Inc. by Network Associates, Inc. From May 1996 to April 1998, Mr. Kaiser served as the chief financial officer of Trusted Information Systems, Inc., an information security company.

GABRIEL A. BATTISTA has served on the Board of Directors since June 1998. Mr. Battista has served as chairman of the board of directors, president and chief executive officer of Talk.com, Inc., an e-commerce and telecommunications services company, since January 1999. From October 1996 to December 1998, Mr. Battista served as the chief executive officer of Network Solutions, Inc., an Internet domain name registration company. Mr. Battista also currently serves as a director of Systems & Computer Technology Corporation and Via Net.Works, Inc.

JOHN BURTON has served on the Board of Directors since June 1998. Mr. Burton has served as managing director of Updata Capital, Inc., an investment banking firm, since March 1997. Mr. Burton currently serves as a director of Epresence, Inc.

JOSEPH R. CHINNICI has served on the Board of Directors since June 1998. Since September 1994, Mr. Chinnici has served in a number of positions at CIENA Corporation, a telecommunications equipment manufacturer, and currently serves as CIENA Corporation’s senior vice president, finance and chief financial officer.

GEATON A. DECESARIS, JR. has served on the Board of Directors since June 1998. Mr. DeCesaris has served as the chief operating officer, president of home building operations and a director of Hovnanian Enterprises, Inc., a publicly traded national home builder, since January, 2001. From August 1998 through January 2001, Mr. DeCesaris served as the president, chief executive officer and a director of Washington Homes, Inc., a national homebuilding company.

DONALD B. HEBB, JR. has served on the Board of Directors since June 1998. Mr. Hebb has been a managing member of the general partner of ABS Capital Partners II, L.P., a private equity firm, and related entities since March 1993. Mr. Hebb currently serves as a director of T. Rowe Price Group, Inc., an investment management firm, and SBA Communications Corporation, an owner and operator of wireless communications structures.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation

     The following table sets forth the total compensation paid or accrued for the last three years for the Company’s Chief Executive Officer and its two other executive officers (together, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Long-Term
	Annual Compensation			Compensation

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (1)	Compensation (2)

Richard A. Kay	1999	$485,000	$115,000	—	$6,030
Chairman of the Board, President and	2000	485,000	115,000	—	7,094
Chief Executive Officer	2001	600,000	—	250,000	4,932
F. William Caple	1999	155,503	49,950	200,000	6,030
Executive Vice President and Secretary	2000	175,000	260,925	—	7,113
	2001	218,789	—	125,000	4,115
Ronald W. Kaiser	1999	192,524	41,076	100,000	6,030
Chief Financial Officer and Treasurer	2000	199,227	189,535	—	8,364
	2001	248,807	—	125,000	5,855

(1)	Represents the number of shares covered by options to purchase shares of Common Stock granted during the applicable year.

(2)	These amounts represent health insurance premiums and 401(k) matching funds paid by the Company on behalf of the Named Executive Officer.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth grants of stock options to each of the Named Executive Officers during the year ended December 31, 2001.

	Individual Grants
					Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term (2)
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year (1)	Per Share	Date	5%	10%

Richard A. Kay	250,000	8.8%	$6.25	5/31/2011	$982,648	$2,490,223
F. William Caple	125,000	4.4	6.25	5/31/2011	491,324	1,245,111
Ronald W. Kaiser	125,000	4.4	6.25	5/31/2011	491,324	1,245,111

(1)	Total option grants for 2001 equaled 2,828,263 shares.

(2)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Common Stock. The rates of appreciation in this table are assumptions only and may not be achieved, and the amounts reflected may not be received by the individuals.

Option Exercises and Year-End Option Values

     The following table sets forth certain information concerning option exercises by the Named Executive Officers in 2001 and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Shares
			Underlying		Value of Unexercised
	Number of		Unexercised Options at		In-the-Money Options
	Shares		Fiscal Year End		at Fiscal Year End (2)
	Acquired on	Value
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard A. Kay	—	$—	—	250,000	$—	$937,500
F. William Caple	—	—	183,333	141,667	1,496,914	604,836
Ronald W. Kaiser	20,000	$82,050	247,626	186,786	1,953,242	950,357

(1)	Represents the difference between the exercise prices and the fair market value per share of the Common Stock at the date of exercise. The fair market value was the last sale price of the Common Stock on the date of exercise as reported on The Nasdaq Stock Market.

(2)	Represents the difference between the exercise price and $10.00, which was the last sale price of the Common Stock as reported on The Nasdaq Stock Market on December 31, 2001, the last trading day of 2001.

BOARD AND COMMITTEE MEETINGS

     The Board of Directors has a Compensation Committee composed of Messrs. Burton, Battista and DeCesaris. The Compensation Committee reviews executive salaries, administers the Company’s bonus, incentive compensation and stock plans and approves the salaries and other benefits of the executive officers. In addition, the Compensation Committee consults with management regarding the Company’s pension and other benefit plans and compensation policies and practices. The Compensation Committee met three times during 2001.

     The Board of Directors also has an Audit Committee, currently composed of Messrs. Chinnici, Hebb and DeCesaris, which reviews the professional services provided by the Company’s independent accountants, the independence of the accountants from the Company’s management, annual financial statements and the Company’s system of internal accounting controls. The Audit Committee also reviews such other matters with respect to the Company’s accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. The Audit Committee met seven times during 2001.

     The Board of Directors met 10 times during 2001. Each director attended at least 75% of the aggregate of the number of Board meetings and the number of meetings held by all committees on which the director then served.

DIRECTOR COMPENSATION

     Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and are paid $1,000 per regular meeting attended. The Company may, in its discretion, grant stock options and other equity awards to non-employee directors from time to time pursuant to stock incentive plans. In June 1999, the Company granted options to purchase 10,000 shares of Common Stock to each of Messrs. Battista, Burton, Chinnici, DeCesaris and Hebb, each of whom is a non-employee director, at an exercise price of $2.75 per share. These options vested in full upon the date of grant. In December 2000, the Company granted options to purchase 10,000 shares of Common Stock to each of Messrs. Battista, Burton, Chinnici, DeCesaris and Hebb at an exercise price of $10.25. These options vested in full on the date of the 2001 Annual Meeting of Stockholders on May 31, 2001.

EMPLOYMENT AGREEMENTS

     Mr. Kay serves as our chairman, president and chief executive officer pursuant to the terms of an employment agreement dated June 9, 1999. The term of the agreement continues until December 31, 2003. Pursuant to the terms of the agreement, he was paid a salary of $600,000 and no cash bonus in 2001. Upon termination without cause, as defined in the agreement, Mr. Kay is entitled to severance payments equal to (1) the greater of (a) the remaining portion of his compensation for the remaining term of the agreement, or (b) the amount of his then current annual salary, to be paid in monthly installments over a 12 month period and (2) the annual bonus that would otherwise have been paid to Mr. Kay for the fiscal year in which he was terminated, to be paid in one lump sum payment within 90 days of the date of termination. Upon termination without cause, Mr. Kay is entitled to continue to receive the same health, disability and term life insurance benefits as were provided prior to termination until the earlier of his employment by a third party or December 31, 2003. Under the agreement, Mr. Kay agreed not to compete with us during the term of his employment and for two years after his termination. In addition, Mr. Kay agreed not to solicit our employees or customers during the same period. However, if we terminate

Mr. Kay without cause, or he terminates his employment because we demoted him, because he is not elected or is removed as chairman of the board or because we have relocated our principal executive offices more than 50 miles from Bethesda, Maryland, the non-competition and non-solicitation provisions of the agreement expire upon the date of termination of his employment. In connection with the Agreement and Plan of Merger among Legato Systems, Inc., Orion Acquisition Sub Corp. and the Company dated February 20, 2002, Mr. Kay is expected to become the chief executive officer of the OTG business group of Legato. Mr. Kay was also granted stock options in May 2001 to purchase 250,000 shares of the Company’s common stock. Upon a change of control, these options will become immediately exercisable.

     Mr. Caple serves as our executive vice president pursuant to the terms of an employment agreement dated January 1, 2002. The term of the agreement continues until December 31, 2002, and provides for automatic 1-year extensions thereafter unless either party provides at least 90 days prior notice of its intent not to extend the employment period. Pursuant to the terms of the agreement, Mr. Caple’s annual compensation consists of a base salary of $250,000 and an annual bonus contingent upon the achievement of defined performance targets. Mr. Caple’s target bonus for 2002 is $80,000. Upon a change of control (as defined in the agreement) during Mr. Caple’s employment, one-half of the number of shares subject to outstanding options will become immediately exercisable and the remaining one-half shall continue to become vested pursuant to the original vesting schedule, provided that if within twelve months following the change of control date Mr. Caple’s employment is terminated by the Company other than for cause or by Mr. Caple for good reason, as each term is defined in the agreement, upon the date of termination each outstanding option will become immediately exercisable in full and no longer subject to a right of repurchase by the Company. Upon termination without cause or for good reason, Mr. Caple is entitled to any accrued obligations paid in a lump sum, any other benefits for which he may be eligible upon termination and, in exchange for the execution of a severance agreement and release, severance payments equal to 12 months of his then current annual salary to be paid bi-weekly over a 12 month period, and, provided that he is not employed elsewhere, benefits for the same period. If Mr. Caple resigns without good reason or is terminated for cause, he is entitled to any accrued obligations in a lump sum payment and any other benefits for which he may be eligible upon termination. Mr. Caple agreed not to compete with us nor solicit any Company employees during the term of his employment and for two years after the termination or cessation of his employment.

     Additionally, in connection with the Merger Agreement entered into with Legato, Legato required that Mr. Caple enter into a new employment arrangement that will take effect upon the consummation of the merger and would replace his current employment agreement. Under the employment agreement with Legato, upon completion of the merger, in exchange for waivers of his rights to benefits and accelerated vesting with respect to outstanding Company options, Mr. Caple would receive severance payments in an amount equal to twelve months of his base salary, and a pro rata share of his annual bonus, as well as the provision of fringe benefits for twelve months after the date of termination. Mr. Caple will also receive a retention bonus in the amount of $100,000, to be paid in two equal installments on July 1, 2003 and December 31, 2003 if he completes continuous employment with Legato from the closing of the merger through December 31, 2003 or if he is terminated prior to such time other than for cause. Finally, Mr. Caple will receive options to purchase 75,000 shares of Legato common stock with an exercise price equal to the closing price of Legato common stock on the date of the closing of the merger.

     Mr. Kaiser serves as our chief financial officer pursuant to the terms of an employment agreement dated December 20, 2001. The term of the agreement continues until December 31, 2002, and provides for automatic 1-year extensions thereafter unless either party provides at least 60 days prior notice of its intent not to extend the employment period. Pursuant to the terms of the agreement,

Mr. Kaiser’s annual compensation consists of a base salary of $250,000 and an annual bonus contingent upon the achievement of certain defined performance targets. Mr. Kaiser’s target bonus for 2002 is $80,000. Upon a change of control (as defined in the agreement) during Mr. Kaiser’s employment, one-half of the number of shares subject to outstanding options will become immediately exercisable and the remaining one-half shall continue to become vested pursuant to the original vesting schedule, provided that if within twelve months following the change of control date Mr. Kaiser’s employment is terminated by the Company other than for cause or by Mr. Kaiser for good reason, as each term is defined in the agreement, upon the date of termination each of Mr. Kaiser’s outstanding options will become immediately exercisable in full and no longer subject to a right of repurchase by the Company. Upon termination without cause or for good reason, Mr. Kaiser is entitled to any accrued obligations paid in a lump sum, any other benefits for which he may be eligible upon termination and, in exchange for the execution of a severance agreement and release, severance payments equal to 12 months of his then current annual salary to be paid bi-weekly over a 12 month period, and, provided that he is not employed elsewhere, benefits for the same period. If Mr. Kaiser resigns without good reason or is terminated for cause, he is entitled to any accrued obligations in a lump sum payment and any other benefits for which he may be eligible upon termination. Mr. Kaiser agreed not to compete with the Company or solicit any Company employees during the term of his employment and for two years after the termination or cessation of his employment.

     Mr. Kaiser entered into an amendment to his employment agreement which would take effect upon the consummation of the merger with Legato. Pursuant to the amendment, Mr. Kaiser agreed to waive his right to accelerated vesting of his stock options upon the completion of the merger with Legato until the earliest of December 31, 2002, such earlier time as may be mutually agreed to, or upon his termination without cause by Legato, in exchange for the right to receive a cash payment of $60,000 upon the completion of his continuous service from the closing of the merger through December 31, 2002, or upon his earlier termination without cause by Legato. Under the amendment, Mr. Kaiser is only entitled to accelerated vesting of his stock options if he completes continuous service through December 31, 2002 or is earlier terminated as described in the prior sentence.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is an officer or employee. No interlocking relationships exist between the Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This report addresses the compensation policies of the Company applicable to its officers during fiscal 2001. The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors (the “Committee”), which is composed of three non-employee directors. The Committee is responsible for determining the compensation package of each executive officer, including the Chief Executive Officer. In fiscal 2001, the Board of Directors did not modify in any material way or reject any action or recommendation of the Committee with respect to executive officer compensation.

OVERVIEW AND PHILOSOPHY

     The Company’s executive compensation program is designed to promote the following objectives:

• To provide competitive compensation that will help attract, retain and reward highly qualified executives who contribute to the long-term success of the Company.

• To align management’s interests with the success of the Company by placing a portion of the executive’s compensation at risk in relation to the Company’s performance.

• To align management’s interests with stockholders by including long-term equity incentives.

     The Committee believes that the Company’s executive compensation program provides an overall level of compensation that is competitive within its industry and among companies of comparable size and complexity. To ensure that compensation is competitive, the Company regularly compares its compensation practices with those of other similar companies and sets its compensation guidelines based on this review. The Committee also seeks to achieve an appropriate balance of the compensation paid to a particular individual and the compensation paid to other executives and attempts to maintain an appropriate mix of salary and incentive compensation. While compensation data are useful guides for comparative purposes, the Committee believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance.

EXECUTIVE COMPENSATION PROGRAM

     The Company’s executive compensation program consists of base salary, annual incentive compensation in the form of cash bonuses and long-term equity incentives in the form of stock options. Executive officers also are eligible to participate in certain benefit programs which are generally available to all employees of the Company, such as life insurance benefits and the Company’s 2000 Employee Stock Purchase Plan and 401(k) savings plan.

BASE SALARY

     At the beginning of each year, the Committee establishes an annual salary plan for the Company’s senior executive officers based on recommendations made by the Company’s Chief Executive Officer. The Committee attempts to set base salary compensation within the range of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, and of comparable size and success. In setting the annual cash compensation for Company executives, the Committee reviews compensation for comparable positions by reviewing compensation data available in a number of publicly available surveys and databases. All of the companies in the H&Q Computer Software Index (as defined below) are included, along with other companies, in the compensation data reviewed. In addition to external market data, salary determinations depend both upon the Company’s financial performance and upon the individual’s performance as measured by certain financial and non-financial objectives. These financial objectives include the achievement of the Company’s budgeted revenue and earnings per share targets for the applicable year, while the non-financial objectives include the achievement of certain specified management objectives for the applicable year.

ANNUAL INCENTIVE COMPENSATION

     The Company’s bonus program is designed to provide its key employees with cash incentives to achieve the Company’s financial goals. The Company paid no cash bonuses to Mr. Kay, Mr. Caple, or Mr. Kaiser for 2001.

LONG-TERM EQUITY INCENTIVES

     The Company’s stock option program is designed to promote the identity of long-term interests between the Company’s employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended by the Committee to reflect the executive’s position with the Company and his or her contributions to the Company. Stock options generally vest over a three to five year period in order to encourage key employees to continue in the employ of the Company. In 2001, all stock options were granted at an option price equal to the fair market value of the Company’s Common Stock on the date of the grant.

BENEFITS

     The Company’s executive officers are entitled to receive medical and life insurance benefits and to participate in the Company’s 401(k) retirement savings plan on the same basis as other full-time employees of the Company. The Company’s 2000 Employee Stock Purchase Plan, which is available to virtually all employees including executive officers, allows participants to purchase shares at a discount of 15% from the fair market value at the beginning or end of the applicable purchase period.

     The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for 2000 for any of the Named Executive Officers.

SUMMARY OF COMPENSATION OF CHIEF EXECUTIVE OFFICER

     In 2001, Mr. Kay, the Company’s Chief Executive Officer, received a salary of $600,000 in accordance with the terms of his employment agreement and the recommendation of the Compensation Committee. Mr. Kay received no cash bonus in 2001. Mr. Kay’s base compensation was set by the Compensation Committee in accordance with (i) the base compensation of persons with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses and of comparable size and success, (ii) the financial performance of the Company, as measured by specific objectives for the year, and (iii) Mr. Kay’s performance, as measured by certain subjective performance criteria for the year.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation’s Chief Executive Officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Committee has determined that it will make every reasonable effort, consistent with sound executive compensation principles and the needs of the Company, to ensure that all amounts paid to the Company’s Chief Executive Officer or to any of the other Named Executive Officers comply with Section 162(m).

COMPENSATION COMMITTEE

John Burton
Gabriel A. Battista
Geaton A. DeCesaris, Jr.

COMPARATIVE STOCK PERFORMANCE

     The following graph compares the cumulative total stockholder return on the Common Stock of the Company from March 10, 2000 (the first trading date following the Company’s initial public offering) to December 31, 2001 with the cumulative total return of (i) U.S. companies traded on The Nasdaq Stock Market (the “Nasdaq Index”) and (ii) the J.P. Morgan Hambrecht and Quist Technology Index — Software Sector (the “H&Q Computer Software Index”). This graph assumes the investment of $100.00 on March 10, 2000 in the Company’s Common Stock, the Nasdaq Index and the H&Q Computer Software Index, and assumes any dividends are reinvested.

			NASDAQ STOCK
		H&Q COMPUTER	MARKET
	OTG SOFTWARE, INC.	INDEX	(U.S.)

3/10/00	100.00	100.00	100.00
3/31/00	71.75	85.63	90.28
6/30/00	50.83	75.64	78.24
9/30/00	72.75	87.80	72.44
12/31/00	28.73	60.70	48.40
3/31/01	11.26	36.92	36.49
6/30/01	12.46	48.85	42.77
9/30/01	9.88	26.36	29.70
12/31/01	17.80	39.71	38.71

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 28, 2002 by (i) each person or entity who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) by each director or nominee for director, (iii) by each of the executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation” below and (iv) by all directors and executive officers as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

	Number of
	Shares	Percentage
	Beneficially	Owned
Name and Address of Beneficial Owner	Owned (1)	(%)(2)

Richard A. Kay (3)	11,199,022	33.4%
Waddell & Reed Investment Management Company (4) 6300 Lamar Avenue Overland Park, KS 66202	3,889,900	11.6
Donald B. Hebb, Jr. (5)	3,496,198	10.4
ABS Capital Partners II, L.P. 400 E. Pratt Street, Suite 910 Baltimore, MD 21202	3,473,118	10.4
F. William Caple (6)	400,254	1.2
Ronald W. Kaiser (7)	374,260	1.1
Geaton A. DeCesaris, Jr. (8)	293,900	*
John Burton (9)	218,360	*
Gabriel A. Battista (9)	137,464	*
Joseph R. Chinnici (9)	55,796	*
All executive officers and directors as a group (8 persons) (10)	16,175,254	47.4%

*	Less than 1% of the outstanding Common Stock.

(1)  The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 28, 2002 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)  On February 28, 2002, there were outstanding an aggregate of 33,554,434 shares of Common Stock of the Company. This number does not include 222,222 shares held in escrow as potential additional consideration upon the achievement of specific performance objectives in 2001 in connection with the Company’s acquisition of UniTree Software, Inc. because the Company believes no further consideration is due under the agreement, as these objectives were not achieved.

(3)  Includes 199,756 shares owned by Rebecca Kay, Mr. Kay’s wife, 450,578 shares owned by a minor daughter of Mr. Kay, 1,000,000 shares owned by Mr. Kay’s charitable remainder unitrust and 1,197,088 shares held by grantor retained annuity trusts organized for the benefit of other minor children of Mr. Kay. In connection with the Agreement and Plan of Merger dated February 20, 2002 among Legato Systems, Inc., Orion Acquisition Sub Corp. and the Company, Mr. Kay entered into a Voting Agreement with Legato Systems, Inc. dated February 20, 2002. Under the Voting Agreement, Mr. Kay agreed to vote certain shares of Common Stock over which he has voting control, representing approximately 10,603,688 shares of Common Stock, in favor of the adoption of the Merger Agreement.

(4)  Represents shares reported by Waddell & Reed Investment Management Company on Form 13G/A filed on March 7, 2002.

(5)  Consists of 20,000 shares issuable upon exercise of options and 3,473,118 shares owned by ABS Capital Partners II, L.P. Mr. Hebb is a managing member of ABS Partners II, LLC, which is the general partner of ABS Capital Partners II, L.P. Mr. Hebb disclaims beneficial ownership of the 3,473,118 shares owned by ABS Capital Partners II, L.P., except to the extent of his pecuniary interest held therein.

(6)  Includes 1,000 shares owned by Mr. Caple’s wife and 200,000 shares issuable upon exercise of options.

(7)  Includes 280,482 shares issuable upon exercise of options.

(8)  Includes 20,000 shares issuable upon exercise of options, 150,000 shares held by Mr. DeCesaris’s charitable remainder unitrust and 10,500 shares owned by Mr. DeCesaris’ minor children.

(9)  Includes 20,000 shares issuable upon exercise of options.

(10)  Includes 580,482 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND TRANSACTIONS

     In January 1997, the Company sold 269,254 shares of Common Stock to Mr. Caple, for an aggregate purchase price of $102,698. Mr. Caple paid for these shares with a promissory note bearing 8% interest per annum that became due on January 1, 2002. On January 1, 2002, by agreement of the Company’s Compensation Committee, the Company and Mr. Caple entered into an allonge to this promissory note which increased the interest rate to 10% and extended the maturity date of the note to July 1, 2002. As of January 2, 2002, the outstanding balance of Mr. Caple’s note to the Company, including accrued interest, was $143,800.

     Mr. John Burton, a member of the Company’s board of directors, is the managing director of Updata Capital, Inc. Updata provides consulting services for Legato Systems, Inc. Upon completion of the merger between the Company and Legato, Updata will receive a fee of $500,000 from the Company in connection with services rendered to the Company relating to the merger. Mr. Burton recused himself from the Company’s board deliberations concerning this transaction. In addition, Updata previously provided advisory services to the Company with regard to its acquisition by merger of Smart Storage, Inc. on March 29, 2001, and received a fee of $400,000 from the Company in connection therewith.

     The Company has entered into indemnification agreements with each of the Company’s directors and officers. Such indemnification agreements will require the Company to indemnify the directors and officers to the fullest extent permitted by Delaware law.

     The Board of Directors has adopted the policy that all future transactions, including loans between the Company and its officers, directors, principal stockholders and their affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any failure during 2001 by its officers, directors or holders of 10% of the Company’s Common Stock to comply in a timely manner with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Richard A. Kay Richard A. Kay President, Chairman and Chief Executive Officer	Date:	April 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

By: /s/ Ronald W. Kaiser	Date: April 9, 2002

Ronald W. Kaiser Chief Financial Officer and Treasurer (Principal Financial Officer)

By: /s/ Hunter J. Louis	Date: April 9, 2002

Hunter J. Louis Vice President of Finance and Accounting (Principal Accounting Officer)

By: /s/ Gabriel A. Battista	Date: April 9, 2002

Gabriel A. Battista, Director

By: /s/ John Burton	Date: April 9, 2002

John Burton, Director

By: /s/ F. William Caple	Date: April 9, 2002

F. William Caple, Director

By: /s/ Joseph R. Chinnici	Date: April 9, 2002

Joseph R. Chinnici, Director

By: /s/ Geaton A. DeCesaris, Jr.	Date: April 9, 2002

Geaton A. DeCesaris, Jr., Director

By: /s/ Donald B. Hebb, Jr.	Date: April 9, 2002

Donald B. Hebb, Jr., Director